Form 10-Q
period 2024-12-31
STAR GROUP, L.P.
filed 2025-02-05
CIK 1002590

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

At January 31, 2025, the registrant had 34,567,063 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2024	2024
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$48,792	$117,335
Receivables, net of allowance of $5,707 and $6,434, respectively	176,279	94,981
Inventories	68,269	41,587
Fair asset value of derivative instruments	51	—
Prepaid expenses and other current assets	37,566	27,566
Total current assets	330,957	281,469
Property and equipment, net	104,627	104,534
Operating lease right-of-use assets	91,023	91,141
Goodwill	276,074	275,829
Intangibles, net	95,005	98,712
Restricted cash	250	250
Captive insurance collateral	75,684	74,851
Deferred charges and other assets, net	13,132	12,825
Total assets	$986,752	$939,611
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$48,234	$31,547
Revolving credit facility borrowings	7,830	5
Fair liability value of derivative instruments	7,041	13,971
Current maturities of long-term debt	21,000	21,000
Current portion of operating lease liabilities	20,598	19,832
Accrued expenses and other current liabilities	123,990	116,317
Unearned service contract revenue	79,568	66,424
Customer credit balances	88,692	104,700
Total current liabilities	396,953	373,796
Long-term debt	182,670	187,811
Long-term operating lease liabilities	75,275	75,916
Deferred tax liabilities, net	24,960	21,922
Other long-term liabilities	15,852	16,273
Partners’ capital
Common unitholders	308,528	282,058
General partner	(5,775)	(5,714)
Accumulated other comprehensive loss, net of taxes	(11,711)	(12,451)
Total partners’ capital	291,042	263,893
Total liabilities and partners’ capital	$986,752	$939,611

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
(in thousands, except per unit data - unaudited)	2024	2023
Sales:
Product	$399,459	$448,550
Installations and services	88,604	79,546
Total sales	488,063	528,096
Cost and expenses:
Cost of product	248,699	303,338
Cost of installations and services	81,665	75,107
(Increase) decrease in the fair value of derivative instruments	(5,258)	19,030
Delivery and branch expenses	99,327	94,364
Depreciation and amortization expenses	7,903	8,386
General and administrative expenses	7,183	7,021
Finance charge income	(675)	(771)
Operating income	49,219	21,621
Interest expense, net	(3,011)	(3,218)
Amortization of debt issuance costs	(300)	(250)
Income before income taxes	45,908	18,153
Income tax expense	13,024	5,174
Net income	$32,884	$12,979
General Partner’s interest in net income	307	118
Limited Partners’ interest in net income	$32,577	$12,861

Basic and diluted income per Limited Partner Unit (1):	$0.79	$0.32
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	34,587	35,593

(1) See Note 15 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,
(in thousands - unaudited)	2024	2023
Net income	$32,884	$12,979
Other comprehensive income:
Unrealized gain on pension plan obligation	432	319
Tax effect of unrealized gain on pension plan obligation	(195)	(75)
Unrealized gain on captive insurance collateral	46	932
Tax effect of unrealized gain on captive insurance collateral	(9)	(202)
Unrealized gain (loss) on interest rate hedges	633	(1,042)
Tax effect of unrealized gain (loss) on interest rate hedges	(167)	285
Total other comprehensive income	740	217
Total comprehensive income	$33,624	$13,196

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended December 31, 2024
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2024	34,587	326	$282,058	$(5,714)	$(12,451)	$263,893
Net income	—	—	32,577	307	—	32,884
Unrealized gain on pension plan obligation	—	—	—	—	432	432
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(195)	(195)
Unrealized gain on captive insurance collateral	—	—	—	—	46	46
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(9)	(9)
Unrealized gain on interest rate hedges	—	—	—	—	633	633
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(167)	(167)
Distributions	—	—	(5,966)	(368)	—	(6,334)
Retirement of units	(13)	—	(141)	—	—	(141)
Balance as of December 31, 2024 (unaudited)	34,574	326	$308,528	$(5,775)	$(11,711)	$291,042

	Three Months Ended December 31, 2023
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2023	35,603	326	$281,862	$(4,615)	$(13,523)	$263,724
Net income	—	—	12,861	118	—	12,979
Unrealized gain on pension plan obligation	—	—	—	—	319	319
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(75)	(75)
Unrealized gain on captive insurance collateral	—	—	—	—	932	932
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(202)	(202)
Unrealized loss on interest rate hedges	—	—	—	—	(1,042)	(1,042)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	285	285
Distributions	—	—	(5,784)	(334)	—	(6,118)
Retirement of units	(13)	—	(150)	—	—	(150)
Balance as of December 31, 2023 (unaudited)	35,590	326	$288,789	$(4,831)	$(13,306)	$270,652

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(in thousands - unaudited)	2024	2023
Cash flows provided by (used in) operating activities:
Net income	$32,884	$12,979
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(5,258)	19,030
Depreciation and amortization	8,203	8,636
Provision for losses on accounts receivable	182	649
Change in deferred taxes	2,667	(1,591)
Change in weather hedge contracts	—	(980)
Changes in operating assets and liabilities:
Increase in receivables	(81,476)	(73,590)
Increase in inventories	(26,670)	(26,805)
(Increase) decrease in other assets	(16,263)	704
Increase in accounts payable	17,193	11,095
Decrease in customer credit balances	(16,199)	(21,852)
Increase in other current and long-term liabilities	20,173	11,417
Net cash used in operating activities	(64,564)	(60,308)
Cash flows provided by (used in) investing activities:
Capital expenditures	(4,000)	(3,174)
Proceeds from sales of fixed assets	100	185
Proceeds from sale of certain assets	282	—
Purchase of investments	(366)	(409)
Acquisitions	(668)	(2,477)
Net cash used in investing activities	(4,652)	(5,875)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	7,825	51,637
Term loan repayments	—	(4,000)
Distributions	(6,334)	(6,118)
Unit repurchases	(141)	(150)
Customer retainage payments	(436)	(452)
Payments of debt issue costs	(241)	—
Net cash provided by financing activities	673	40,917
Net decrease in cash, cash equivalents, and restricted cash	(68,543)	(25,266)
Cash, cash equivalents, and restricted cash at beginning of period	117,585	45,441
Cash, cash equivalents, and restricted cash at end of period	$49,042	$20,175

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

The Company is organized as follows:

•
Star is a limited partnership, which at December 31, 2024, had outstanding 34.6 million Common Units (NYSE: “SGU”), representing a 99.1% limited partner interest in Star, and 0.3 million general partner units, representing a 0.9% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”). Although Star is a partnership, it is taxed as a corporation and its distributions to unitholders are treated as taxable dividends.
•
Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at December 31, 2024 served approximately 404,200 full service residential and commercial home heating oil and propane customer accounts and 64,700 customer accounts on a delivery only basis. We also sell gasoline and diesel fuel to approximately 26,800 customer accounts. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 21,100 service contracts for natural gas and other heating systems.
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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the three-month period ended December 31, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive income is comprised of Net income and Other comprehensive income. Other comprehensive income consists of the unrealized gain on amortization on the Company’s pension plan obligation for its frozen defined benefit pension plan, unrealized gain on available-for-sale investments, unrealized gain (loss) on interest rate hedges and the corresponding tax effects.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2024, the $49.0 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $48.8 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2024, the $117.6 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $117.3 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

The Company entered into weather hedge contracts for fiscal years 2025 and 2024. The hedge period runs from November 1 through March 31, taken as a whole. The “Payment Thresholds,” or strikes, are set at various levels and are referenced against degree days for the prior ten year average. Under these contracts the maximum amount the Company can receive is $15.0 million annually for fiscal 2025 and $12.5 million annually for fiscal 2024. For the contracts applicable to fiscal 2025, we are additionally obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. This obligation did not exist under the contract applicable for fiscal 2024.

In accordance with ASC 815-45, we did not incur a benefit or expense related to the weather hedge contracts for the first quarter of fiscal 2025. The final settlement under the weather hedge contracts for fiscal 2025 may differ depending on the actual degree-days recorded in the period from January 1, 2025 through March 31, 2025. For the first quarter of fiscal 2024, we reduced delivery and branch expenses and recorded a receivable of $1.0 million under our weather hedge contract.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of December 31, 2024, we had $0.3 million and $15.6 million included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability. As of September 30, 2024, we had $0.3 million and $15.7 million reflected in these categories respectively. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of December 31, 2024 and September 30, 2024 was $18.1 million and $19.3 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

No new Accounting Pronouncements were adopted in the first quarter of fiscal 2025.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements included in ASU No. 2023-07 are required for all public entities, including entities with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is required to be applied on a retrospective basis. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring disclosure in the notes to the financial statements for specified information about certain costs and expenses. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption and retrospective application permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three months ended December 31, 2024 and December 31, 2023:

	Three Months Ended December 31,
(in thousands)	2024	2023
Petroleum Products:
Home heating oil and propane	$322,840	$351,214
Other petroleum products	76,619	97,336
Total petroleum products	399,459	448,550
Installations and Services:
Equipment installations	37,883	34,315
Equipment maintenance service contracts	30,955	28,916
Billable call services	19,766	16,315
Total installations and services	88,604	79,546
Total Sales	$488,063	$528,096

Deferred Contract Costs

We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate. Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years. Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively. At December 31, 2024, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $3.0 million and $4.9 million, respectively. At September 30, 2024, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $2.9 million and $4.5 million, respectively. For the three months ended December 31, 2024 we recognized expense of $0.8 million and for the three months ended December 31, 2023 we recognized expense of $1.0 million associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts. Contract liabilities are recognized straight-line over the service contract period, generally one year or less. As of December 31, 2024 and September 30, 2024 the Company had contract liabilities of $164.1 million and $167.2 million, respectively. During the three months ended December 31, 2024, the Company recognized $88.9 million of revenue that was included in the September 30, 2024 contract liability balance. During the three months ended December 31, 2023 the Company recognized $91.6 million of revenue that was included in the September 30, 2023 contract liability balance.

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

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2024	$6,434
Current period provision	182
Write-offs, net and other	(909)
Balance as of December 31, 2024	$5,707

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

Under the credit agreement dated September 27, 2024, in order to repurchase Common Units we must maintain Availability (as defined in the credit agreement) of not less than the greater of (i) 15% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) and (ii) $40 million on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase or distribution. (See Note 11—Long-Term Debt and Bank Facility Borrowings).

The following table shows repurchases under the Repurchase Plan:

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2024 total	26,438	$8.90	21,550	1,552

October 2024	3	$11.25	3	1,549
November 2024	5	11.12	5	1,544
December 2024	5	11.27	5	1,539
First quarter fiscal year 2025 total	13	$11.20	13	1,539

January 2025	6	$11.24	6	1,533	(b)

(a)
Amount includes repurchase costs.
(b)
Of the total available for repurchase, approximately 1.2 million units are available for repurchase in open market transactions and approximately 0.3 million units are available for repurchase in privately-negotiated transactions, under the Repurchase Plan.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at December 31, 2024 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$454	$—	$—	$454
U.S. Government Debt Securities	64,915	20	(59)	64,876
Corporate Debt Securities	10,719	—	(365)	10,354
Total	$76,088	$20	$(424)	$75,684

Investments at September 30, 2024 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$5,741	$—	$—	$5,741
U.S. Government Debt Securities	57,095	108	(104)	57,099
Corporate Debt Securities	12,465	—	(454)	12,011
Total	$75,301	$108	$(558)	$74,851

Maturities of investments were as follows at December 31, 2024 (in thousands):

Net Carrying Amount
Due within one year	$69,792
Due after one year through five years	5,892
Due after five years through ten years	—
Total	$75,684

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

As of December 31, 2024, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 17.2 million gallons of swap contracts, 5.9 million gallons of call options, 8.4 million gallons of put options, and 52.2 million net gallons of synthetic call options. To hedge its physical inventory on hand, inventory in transit and basis risk, the Company, as of December 31, 2024, held 1.1 million gallons of swap contracts and 18.5 million gallons of short future contracts that settle in future months. To hedge its internal fuel usage and other activities for fiscal 2025, the Company held 5.9 million gallons of swap contracts that settle in future months.

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

As of December 31, 2024, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $77.1 million, or 38%, of its long term debt. The Company has designated its interest rate swap agreements as cash flow hedging derivatives. To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. As of December 31, 2024 the fair value of the swap contracts was $0.3 million. As of September 30, 2024, the notional value of the swap contracts was $52.0 million and the fair value of the swap contracts was $(0.3) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., Citizens Bank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A. and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At December 31, 2024, the aggregate cash posted as collateral in the normal course of business at counterparties was $4.0 million and recorded in “Prepaid expense and other current assets.” Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of December 31, 2024, $9.9 million hedge positions or payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at December 31, 2024
Commodity contracts	Fair asset and liability value of derivative instruments	$9,285	$—	$9,285
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net and other long-term liabilities, net balances	644	—	644
Commodity contract assets at December 31, 2024		$9,929	$—	$9,929
Liability Derivatives at December 31, 2024
Commodity contracts	Fair asset and liability value of derivative instruments	$(16,275)	$—	$(16,275)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(716)	—	(716)
Commodity contract liabilities at December 31, 2024		$(16,991)	$—	$(16,991)
Asset Derivatives at September 30, 2024
Commodity contracts	Fair liability value of derivative instruments	$16,948	$—	$16,948
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net and other long-term liabilities, net balances	831	—	831
Commodity contract assets September 30, 2024		$17,779	$—	$17,779
Liability Derivatives at September 30, 2024
Commodity contracts	Fair liability value of derivative instruments	$(30,919)	$—	$(30,919)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(965)	—	(965)
Commodity contract liabilities September 30, 2024		$(31,884)	$—	$(31,884)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$95	$(44)	$51	$—	$—	$51
Long-term derivative assets included in deferred charges and other assets, net	10	(6)	4	—	—	4
Fair liability value of derivative instruments	9,190	(16,231)	(7,041)	—	—	(7,041)
Long-term derivative liabilities included in other long-term liabilities, net	634	(710)	(76)	—	—	(76)
Total at December 31, 2024	$9,929	$(16,991)	$(7,062)	$—	$—	$(7,062)
Long-term derivative assets included in deferred charges and other assets, net	$5	$(3)	$2	$—	$—	$2
Fair liability value of derivative instruments	16,948	(30,919)	(13,971)	—	—	(13,971)
Long-term derivative liabilities included in other long-term liabilities, net	826	(962)	(136)	—	—	(136)
Total at September 30, 2024	$17,779	$(31,884)	$(14,105)	$—	$—	$(14,105)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Commodity contracts	Cost of product (a)	$6,891	$4,723
Commodity contracts	Cost of installations and service (a)	$87	$14
Commodity contracts	Delivery and branch expenses (a)	$411	$(392)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(5,258)	$19,030

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

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	December 31, 2024	September 30, 2024
Product	$44,472	$17,912
Parts and equipment	23,797	23,675
Total inventory	$68,269	$41,587

8) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	December 31, 2024	September 30, 2024
Property and equipment	$254,001	$250,896
Less: accumulated depreciation and amortization	149,374	146,362
Property and equipment, net	$104,627	$104,534

9) Business Combinations and Divestitures

During the three months ended December 31, 2024 the Company acquired a heating oil business for approximately $0.7 million in cash. The gross purchase price was allocated $0.8 million to intangible assets, $0.4 million to goodwill, $0.3 million to fixed assets and reduced by $0.8 million of negative working capital. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

During the three months ended December 31, 2024, the Company sold certain assets for cash proceeds of $0.3 million.

During the three months ended December 31, 2023 the Company acquired two heating oil businesses for approximately $2.5 million in cash. The gross purchase price was allocated $2.7 million to intangible assets, $0.2 million to goodwill, $0.8 million to fixed assets and reduced by $1.2 million of negative working capital.

10) Goodwill and Intangible Assets, net

Goodwill

A summary of changes in Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2024	$275,829
Fiscal year 2025 business combination	439
Other	(194)
Balance as of December 31, 2024	$276,074

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	December 31, 2024			September 30, 2024
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$453,144	$377,839	$75,305	$452,340	$373,860	$78,480
Trade names and other intangibles	46,895	27,195	19,700	46,895	26,663	20,232
Total	$500,039	$405,034	$95,005	$499,235	$400,523	$98,712

Amortization expense for intangible assets was $4.5 million for the three months ended December 31, 2024, compared to $5.0 million for the three months ended December 31, 2023.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	December 31,		September 30,
	2024		2024
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$7,830	$7,830	$5	$5
Senior Secured Term Loan (b)	203,670	204,750	208,811	210,000
Total debt	$211,500	$212,580	$208,816	$210,005
Total short-term portion of debt	$28,830	$28,830	$21,005	$21,005
Total long-term portion of debt (b)	$182,670	$183,750	$187,811	$189,000

(a)
The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)
Carrying amounts are net of unamortized debt issuance costs of $1.1 million as of December 31, 2024 and $1.2 million as of September 30, 2024.

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

All amounts outstanding under the credit agreement become due and payable on the facility termination date of September 27, 2029. The Term Loan is repayable in quarterly payments of $5.3 million, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the credit agreement (an amount not to exceed $4.0 million annually), less certain voluntary prepayments made during the year, with final payment at maturity. The Company was not required to make additional term loan repayments due to Excess Cash Flow for the fiscal year ended September 30, 2024. In the first quarter of fiscal 2024, the Company repaid a required $4.0 million of the Term Loan, representing 25% of the annual Excess Cash Flow for fiscal 2023.

The interest rate on the revolving credit facility and the term loan is based on a margin over Adjusted Term Secured Overnight Financing Rate ("SOFR") or a base rate. At December 31, 2024, the effective interest rate on the term loan (considering the impact of interest rate hedges) and revolving credit facility borrowings was approximately 7.2% and 6.9%, respectively, compared to 7.2% and 7.5%, respectively at September 30, 2024.

The commitment fee on the unused portion of the revolving credit facility is 0.30% from December through April, and 0.20% from May through November.

The credit agreement requires the Company to meet certain financial covenants, including a fixed charge coverage ratio of 1.10 if Availability (as defined in the credit agreement) is less than the greater of (a) 12.5% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) and (b) $35.0 million. In addition, as long as the Term Loan is outstanding, a senior secured leverage ratio cannot be more than 3.0 as calculated as of the quarters ending June or September, and no more than 5.5 as calculated as of the quarters ending December or March.

Certain restrictions are also imposed by the credit agreement, including restrictions on the Company’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, repurchase units, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

At December 31, 2024, $204.8 million of the Term Loan was outstanding, $7.8 million was outstanding under the revolving credit facility, $9.9 million hedge positions were secured under the credit agreement, and $5.2 million of letters of credit were issued and outstanding. At September 30, 2024, $210.0 million of the term loan was outstanding, less than $0.1 million was outstanding under the revolving credit facility, $14.2 million hedge positions were secured under the credit agreement and $5.2 million of letters of credit were issued and outstanding.

At December 31, 2024, availability was $170.4 million, and the Company was in compliance with the financial covenants. At September 30, 2024, availability was $166.5 million, and the Company was in compliance with the financial covenants. The amount of availability is impacted by several factors, including: outstanding debt, the valuation of our customer list, and accounts receivable and inventory balances. Each year, during the third quarter, the valuation of our customer list is re-evaluated based on the Company's performance.

12) Income Taxes

The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense for the three months ended December 31, 2024 and December 31, 2023 are as follows:

	Three Months Ended
	December 31,
(in thousands)	2024	2023
Income before income taxes	$45,908	$18,153
Current income tax expense	10,357	6,765
Deferred income tax expense (benefit)	2,667	(1,591)
Total income tax expense	$13,024	$5,174

At December 31, 2024, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Three Months Ended
Cash paid during the period for:	December 31,
(in thousands)	2024	2023
Income taxes, net	$5,569	$4,819
Interest	$5,145	$3,768

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

15) Earnings Per Limited Partner Unit

The following table presents the net income allocation and per unit data:

	Three Months Ended
Basic and Diluted Earnings Per Limited Partner:	December 31,
(in thousands, except per unit data)	2024	2023
Net income	$32,884	$12,979
Less General Partner’s interest in net income	307	118
Net income available to limited partners	32,577	12,861
Less dilutive impact of theoretical distribution of earnings *	5,371	1,588
Limited Partner’s interest in net income	$27,206	$11,273
Per unit data:
Basic and diluted net income available to limited partners	$0.94	$0.36
Less dilutive impact of theoretical distribution of earnings *	0.15	0.04
Limited Partner’s interest in net income	$0.79	$0.32
Weighted average number of Limited Partner units outstanding	34,587	35,593

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

16) Subsequent Events

Quarterly Distribution Declared

In January 2025, we declared a quarterly distribution of $0.1725 per unit, or $0.69 per unit on an annualized basis, on all Common Units with respect to the first quarter of fiscal 2025, paid on February 5, 2025, to holders of record on January 27, 2025. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $6.0 million was paid to the Common Unit holders, $0.4 million to the General Partner unit holders (including $0.3 million of incentive distribution as provided in our Partnership Agreement) and $0.3 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Acquisitions

Subsequent to December 31, 2024, the Company purchased the customer list and assets of a propane business for approximately $68 million before working capital adjustments.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including the impact of geopolitical events on wholesale product cost volatility, the price and supply of the products that we sell, our ability to purchase sufficient quantities of product to meet our customer’s needs, rapid increases in levels of inflation, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, the effect of weather conditions on our operational and financial performance, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, natural gas conversions and electrification of heating systems, future global health pandemics, recessionary economic conditions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including climate change, environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, cyber-attacks, global supply chain issues, labor shortages and new technology, including alternative methods for heating and cooling residences. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct, and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Fiscal 2024 Form 10-K under Part I Item 1A “Risk Factors.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report and in our Fiscal 2024 Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Liquid Product Price Volatility

Volatility, which is reflected in the wholesale price of liquid products, including home heating oil, propane and motor fuels, has a larger impact on our business when prices rise. Home heating oil consumers are sensitive to heating cost increases, and this often leads to customer conservation and increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces and is closely linked to the price of diesel fuel. The volatility in the wholesale cost of diesel fuel as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2021, through 2025, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2025		Fiscal 2024		Fiscal 2023		Fiscal 2022		Fiscal 2021
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.13	$2.40	$2.51	$3.22	$2.78	$4.55	$2.06	$2.59	$1.08	$1.51
March 31	—	—	2.53	2.96	2.61	3.55	2.36	4.44	1.46	1.97
June 30	—	—	2.29	2.77	2.23	2.73	3.27	5.14	1.77	2.16
September 30	—	—	2.06	2.63	2.38	3.48	3.13	4.01	1.91	2.34

(a) On January 31, 2025, the NYMEX ultra low sulfur diesel contract closed at $2.48 per gallon.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2025	$30,744	$28,883
2026	25,069	25,968
2027	22,794	23,918
2028	19,559	22,894
2029	17,444	19,926
2030	13,915	17,308

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

The Company entered into weather hedge contracts for fiscal year 2025 and 2024. The hedge period runs from November 1 through March 31, taken as a whole. The “Payment Thresholds,” or strikes, are set at various levels and are referenced against degree days for the prior ten year average. Under these contracts the maximum amount the Company can receive is $15.0 million annually for fiscal 2025 and $12.5 million annually for fiscal 2024. For the contracts applicable to fiscal 2025, we are additionally obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold. This obligation did not exist under the contract applicable for 2024.

In accordance with ASC 815-45, we did not incur a benefit or expense related to the weather hedge contracts for the first quarter of fiscal 2025. The final settlement under the weather hedge contracts for fiscal 2025 may differ depending on the actual degree-days recorded in the period from January 1, 2025 through March 31, 2025. For the first quarter of fiscal 2024, we reduced delivery and branch expenses and recorded a receivable of $1.0 million under our weather hedge contract.

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

Customer Attrition

We measure net customer attrition on an ongoing basis for our full service residential and commercial home heating oil and propane customers. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts or lost at newly acquired businesses are included in these calculations from the point of closing going forward. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis from the closing date. Gross customer losses are the result of a number of factors, including price competition, move-outs, credit losses, natural gas and electric conversions and service disruptions. When a customer moves out of an existing home, we count the “move out” as a loss, and, if we are successful in signing up the new homeowner, the “move in” is treated as a gain. Customers sourced by alliance partners are included in our home heating oil and propane customer base. Therefore, any changes in the relationships with our alliance partners could impact gross customer gains and losses going forward.

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2025			2024			2023
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	15,300	16,700	(1,400)	17,100	17,800	(700)	26,500	19,500	7,000
Second Quarter	—	—	—	9,300	14,400	(5,100)	9,300	18,100	(8,800)
Third Quarter	—	—	—	4,700	11,000	(6,300)	5,300	12,600	(7,300)
Fourth Quarter	—	—	—	7,900	12,400	(4,500)	8,900	14,600	(5,700)
Total	15,300	16,700	(1,400)	39,000	55,600	(16,600)	50,000	64,800	(14,800)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2025			2024			2023
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	3.8%	4.1%	(0.3%)	4.3%	4.5%	(0.2%)	6.4%	4.7%	1.7%
Second Quarter	—	—	—	2.3%	3.6%	(1.3%)	2.2%	4.3%	(2.1%)
Third Quarter	—	—	—	1.2%	2.8%	(1.6%)	1.3%	3.1%	(1.8%)
Fourth Quarter	—	—	—	2.0%	3.1%	(1.1%)	2.1%	3.5%	(1.4%)
Total	3.8%	4.1%	(0.3%)	9.8%	14.0%	(4.2%)	12.0%	15.6%	(3.6%)

For the three months ended December 31, 2024, the Company lost 1,400 accounts (net), or 0.3% of its home heating oil and propane customer base, compared to 700 accounts lost (net), or 0.2% of its home heating and oil propane customer base in the prior year comparable period. Gross customer gains were 1,800 accounts less than the prior year's comparable period and gross customer losses were 1,100 accounts less.

During the three months ended December 31, 2024, we estimate that we lost 0.4% of our home heating oil and propane accounts to natural gas and electricity conversions, consistent with the 0.4% lost for the three months ended December 31, 2023 and 2022, respectively. Losses to natural gas and electricity in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons. During the three months ended December 31, 2024, the Company acquired one heating oil business for approximately $0.7 million and in January 2025 purchased the customer list and assets of one propane business for an aggregate amount of approximately $68.0 million.

During fiscal 2024, the Company acquired one propane and four heating oil businesses for approximately $49.4 million. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

(in thousands of gallons)
Fiscal 2025 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	October	709	1,126	1,835
2	January	7,209	758	7,967
		7,918	1,884	9,802

(in thousands of gallons)
Fiscal 2024 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	November	1,210	222	1,432
2	November	885	369	1,254
3	February	1,473	1,097	2,570
4	February	1,936	—	1,936
5	September	17,752	—	17,752
		23,256	1,688	24,944

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

Three Months Ended December 31, 2024

Compared to the Three Months Ended December 31, 2023

Volume

For the three months ended December 31, 2024, retail volume of home heating oil and propane sold increased by 2.3 million gallons, or 2.8%, to 82.4 million gallons, compared to 80.1 million gallons for the three months ended December 31, 2023. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended December 31, 2024 were 4.1% colder than the three months ended December 31, 2023 and 10.5% warmer than normal, as reported by NOAA. For the twelve months ended December 31, 2024, net customer attrition for the base business was 4.3%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended December 31, 2023	80.1
Net customer attrition	(3.8)
Impact of colder temperatures	3.2
Acquisitions	6.0
Other	(3.1)
Change	2.3
Volume - Three months ended December 31, 2024	82.4

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended December 31, 2024, compared to the three months ended December 31, 2023:

	Three Months Ended
Customers	December 31, 2024	December 31, 2023
Residential Variable	43.2%	42.1%
Residential Price-Protected (Ceiling and Fixed Price)	42.0%	43.8%
Commercial/Industrial	14.8%	14.1%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 1.7 million gallons, or 5.2%, to 30.7 million gallons for the three months ended December 31, 2024, compared to 32.4 million gallons for the three months ended December 31, 2023.

Product Sales

For the three months ended December 31, 2024, product sales decreased by $49.1 million, or 10.9%, to $399.5 million, compared to $448.6 million for the three months ended December 31, 2023, due to a decrease in average selling prices. Selling prices decreased largely due to a decrease in wholesale product cost of $0.4969 per gallon, or 18.4%, compared to the three months ended December 31, 2023. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Installations and Service

For the three months ended December 31, 2024, installation and service revenue increased by $9.1 million, or 11.4%, to $88.6 million, compared to $79.5 million for the three months ended December 31, 2023 driven by $6.2 million of sales generated from recent acquisitions and the remainder was driven by a concerted effort to expand these offerings to our customers as well as annual price increases.

Cost of Product

For the three months ended December 31, 2024, cost of product decreased $54.6 million, or 18.0%, to $248.7 million, compared to $303.3 million for the three months ended December 31, 2023, due to a decrease in wholesale product cost of $0.4969 or 18.4% per gallon slightly offset by an increase in total volume sold of 0.5%. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended December 31, 2024 increased by $0.0281 per gallon, or 1.7%, to $1.7039 per gallon, from $1.6758 per gallon during the three months ended December 31, 2023. In the base business, home heating and propane margins for the three months ended December 31, 2024 increased by $0.0660 per gallon, or 3.9% to $1.7419 per gallon. Going forward, we cannot assume that per gallon margins realized during the three months ended December 31, 2024 are sustainable especially with the volatility in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	December 31, 2024		December 31, 2023
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	82.4		80.1
Sales	$322.9	$3.9178	$351.2	$4.3822
Cost	$182.4	$2.2139	$216.9	$2.7064
Gross Profit	$140.5	$1.7039	$134.3	$1.6758

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	30.7		32.4
Sales	$76.6	$2.4968	$97.3	$3.0071
Cost	$66.3	$2.1595	$86.4	$2.6703
Gross Profit	$10.3	$0.3373	$10.9	$0.3368

Total Product	Amount (in millions)	Amount (in millions)
Sales	$399.5	$448.5
Cost	$248.7	$303.3
Gross Profit	$150.8	$145.2

For the three months ended December 31, 2024, total product gross profit was $150.8 million, which was $5.6 million, or 3.8%, higher than the three months ended December 31, 2023, due to an increase in home heating oil and propane volume sold ($3.8 million) and an increase in home heating oil and propane margins ($2.4 million), that was partially offset by a decrease in gross profit from other petroleum products ($0.6 million).

Cost of Installations and Service

Total installation costs for the three months ended December 31, 2024 increased by $2.8 million or 10.1%, to $30.3 million, compared to $27.5 million of installation costs for the three months ended December 31, 2023. This increase was largely due to higher installation sales from recent acquisitions. Installation costs as a percentage of installation sales were 79.9% for the three months ended December 31, 2024 and 80.1% for the three months ended December 31, 2023. The gross profit from installation increased by $0.8 million.

Service expense increased by $3.8 million, or 8.0%, to $51.4 million for the three months ended December 31, 2024, representing 101.3% of service sales, versus $47.6 million, or 105.3% of service sales, for the three months ended December 31, 2023. This increase was largely due to higher service sales from recent acquisitions. In addition, a large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. The gross loss from service decreased by $1.7 million.

We realized a combined gross profit from service and installation of $6.9 million for the three months ended December 31, 2024 compared to a gross profit of $4.4 million for the three months ended December 31, 2023, a $2.5 million increase.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended December 31, 2024, the change in the fair value of derivative instruments resulted in a $5.3 million credit as a decrease in the market value for unexpired hedges (a $1.2 million charge) was more than offset by a $6.5 million credit due to the expiration of certain hedged positions.

During the three months ended December 31, 2023, the change in the fair value of derivative instruments resulted in a $19.0 million charge as a decrease in the market value for unexpired hedges (a $19.1 million charge) was partially offset by a $0.1 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended December 31, 2024, delivery and branch expense increased $4.9 million, or 5.3%, to $99.3 million, compared to $94.4 million for the three months ended December 31, 2023. The increase was driven by $5.5 million of expenses from recent acquisitions and a $1.0 million increase in expense related to the weather hedge. These increases were partially offset by a $1.6 million reduction in net base business expenses that primarily related to a $1.1 million, or 3.8%, reduction in delivery expenses due to a 3.8 million gallon, or 4.7%, decrease in home heating oil and propane volume sold in the base business compared to the prior year. During the first quarter of fiscal 2025 the weather hedge had no impact on Company's financial statements compared to a benefit of $1.0 million in the prior year’s comparable quarter.

Depreciation and Amortization Expenses

For the three months ended December 31, 2024, depreciation and amortization expenses decreased $0.5 million, or 5.8%, to $7.9 million, compared to $8.4 million for the three months ended December 31, 2023, primarily due to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the three months ended December 31, 2024, general and administrative expenses increased by $0.2 million or 2.3%, to $7.2 million, from $7.0 million for the three months ended December 31, 2023, due to a $0.2 million increase in salaries and benefits expenses.

Finance Charge Income

For the three months ended December 31, 2024, finance charge income decreased by $0.1 million or 12.4% to $0.7 million, from $0.8 million for the three months ended December 31, 2023, due to less late customer payment charges received on aged receivables.

Interest Expense, Net

For the three months ended December 31, 2024, net interest expense decreased by $0.2 million, or 6.4%, to $3.0 million compared to $3.2 million for the three months ended December 31, 2023. The year-over-year change was driven by a decrease in the weighted average interest rate from 7.4% for the three months ended December 31, 2023 to 7.2% for the three months ended December 31, 2024 that was partially offset by an increase in average borrowings of $54.1 million from $156.6 million for the three months ended December 31, 2023 to $210.7 million for the three months ended December 31, 2024. To hedge against rising interest rates, the Company utilizes interest rate swaps. At December 31, 2024, approximately 38% of borrowings under Star's variable-rate long term debt were not subject to interest rate increases as a result of interest rate swaps.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2024, amortization of debt issuance cost was $0.3 million, essentially unchanged from the three months ended December 31, 2023.

Income Tax Expense

For the three months ended December 31, 2024, the Company’s income tax expense increased by $7.8 million to $13.0 million, from $5.2 million for the three months ended December 31, 2023. The increase in the income tax expense was driven by a $27.8 million increase in income before income taxes.

Net Income

For the three months ended December 31, 2024, Star’s net income increased $19.9 million, to $32.9 million, compared to the three months ended December 31, 2023, primarily due to a favorable change in the fair value of derivative instruments of $24.3 million, a $2.8 million increase in Adjusted EBITDA, a $0.5 million decrease in depreciation and amortization expenses and a $0.2 million decrease in interest expense that was partially offset by a $7.8 million increase in income tax expense.

Adjusted EBITDA

For the three months ended December 31, 2024, Adjusted EBITDA increased $2.8 million, to $51.9 million, for the three months ended December 31, 2023, as a $4.0 million increase in Adjusted EBITDA from recent acquisitions and an increase in per gallon margins in the base business more than offset the impact of a 3.8 million gallon decrease in home heating oil and propane volume sold in the base business.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flow, as a measure of liquidity or ability to service debt obligations, but provides additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended December 31,
(in thousands)	2024	2023
Net income	$32,884	$12,979
Plus:
Income tax expense	13,024	5,174
Amortization of debt issuance costs	300	250
Interest expense, net	3,011	3,218
Depreciation and amortization	7,903	8,386
EBITDA (a)	57,122	30,007
(Increase) / decrease in the fair value of derivative instruments	(5,258)	19,030
Adjusted EBITDA (a)	51,864	49,037
Add / (subtract)
Income tax expense	(13,024)	(5,174)
Interest expense, net	(3,011)	(3,218)
Provision for losses on accounts receivable	182	649
Increase in accounts receivables	(81,476)	(73,590)
Increase in inventories	(26,670)	(26,805)
Decrease in customer credit balances	(16,199)	(21,852)
Change in deferred taxes	2,667	(1,591)
Change in other operating assets and liabilities	21,103	22,236
Net cash used in operating activities	$(64,564)	$(60,308)
Net cash used in investing activities	$(4,652)	$(5,875)
Net cash provided by financing activities	$673	$40,917

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

During the three months ended December 31, 2024, cash used in operating activities increased $4.3 million, to $64.6 million, compared to $60.3 million in cash used in operating activities during the three months ended December 31, 2023. The increase was driven by a $7.7 million increase in net cash paid for certain hedge positions, a $2.2 million decrease in collection of trade receivables on a comparable basis (including accounts receivable and customer credit balance accounts) and $0.5 million of other net changes in working capital. The increases were partially offset by a $6.1 million favorable change in accounts payable due to timing of inventory purchases.

Investing Activities

During the three months ended December 31, 2024, the Company acquired a heating oil business for approximately $0.7 million in cash. The gross purchase price was allocated $0.8 million to intangible assets, $0.4 million to goodwill, $0.3 million to fixed assets and reduced by $0.8 million of negative working capital. The Company also sold certain assets for cash proceeds of $0.3 million.

Our capital expenditures for the three months ended December 31, 2024 totaled $4.0 million, as we invested in computer hardware and software ($0.4 million), refurbished certain physical plants ($0.7 million), expanded our propane operations ($0.3 million) and made additions to our fleet and other equipment ($2.6 million).

During the three months ended December 31, 2024, $0.4 million of earnings were reinvested into an irrevocable trust established in connection with our captive insurance company. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

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

During the three months ended December 31, 2023, $0.4 million of earnings were reinvested into the irrevocable trust.

Financing Activities

During the three months ended December 31, 2024, we borrowed $7.8 million under our revolving credit facility, repurchased fewer than 0.1 million Common Units, at an average price paid of $11.20 per unit, for $0.1 million, in connection with our unit repurchase plan, and paid distributions of $6.0 million to our Common Unit holders and $0.4 million to our General Partner unit holders (including $0.3 million of incentive distributions as provided in our Partnership Agreement).

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, geopolitical and business conditions, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation, inflation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of December 31, 2024 ($48.8 million) or a combination thereof. We believe that these cash sources will also be sufficient to satisfy our capital requirements in the longer-term. However, if they are not sufficient, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of December 31, 2024, we had accounts receivable of $176.3 million of which $136.2 million is due from residential customers and $40.1 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as defined in our credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of December 31, 2024, we had $7.8 million of borrowings under our revolving credit facility, $204.8 million outstanding under our term loan, $5.2 million in letters of credit outstanding and $9.9 million hedge positions were secured under the credit agreement.

Under the terms of the credit agreement, if Availability (as defined in the credit agreement) is less than the greater of (a) 12.5% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) and (b) $35.0 million, we must maintain a fixed charge coverage ratio of 1.10. We are also required to maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 5.5 as of December 31st or March 31st. As of December 31, 2024, Availability, as defined in the credit agreement, as amended, was $170.4 million and we were in compliance with the financial covenants.

Maintenance capital expenditures for the remainder of fiscal 2025 are estimated to be approximately $8.3 million to $9.3 million, excluding the capital requirements for leased fleet. In addition, we plan to invest $1.0 million to $1.1 million in our propane operations. If, and only to the extent that, cash distributions to our unitholders remain at the current quarterly level of $0.1725 per unit for the balance of fiscal 2025, the Company would make aggregate payments of approximately $17.9 million to Common Unit holders, $1.1 million to our General Partner (including $1.0 million of incentive distribution as provided for in our Partnership Agreement) and $1.0 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. The amount of cash distributions payable to our unitholders, if any, depends on the amount of cash flow generated by the Company and our compliance with certain financial covenants under our credit agreement. Under the terms of our credit agreement, our term loan is repayable in quarterly payments of $5.3 million and we expect to pay $15.8 million for the remainder of fiscal 2025. Further, subject to any additional liquidity issues or concerns resulting from wholesale price volatility, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources, including the $68 million acquisition of a propane business in January 2025.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since our September 30, 2024 Form 10-K disclosure and therefore, the table has not been included in this Form 10-Q.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies for discussion regarding the impact of accounting standards that were recently adopted and issued but not yet effective, on our consolidated financial statements.

Critical Accounting Policy and Critical Accounting Estimates

We believe that there have been no significant changes to our critical accounting policy and critical accounting estimates during the three months ended December 31, 2024 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended September 30, 2024. While our critical accounting policies and estimates have not changed in any significant way during the three months ended December 31, 2024, the following provides disclosures about our critical accounting policy and critical accounting estimates.

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

At December 31, 2024, we had outstanding borrowings totaling $212.6 million that are subject to variable interest rates under our credit agreement, and $77.1 million of interest rate swaps to mitigate exposure to interest rate risk associated with variable interest rates. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.0 million.

Commodity Price Risk

We regularly use derivative financial instruments to manage our exposure to commodity price risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2024, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $8.0 million from $(7.1) million to a fair market value of $0.9 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $4.6 million to a fair market value of $(11.7) million.

For a broader discussion of risks, including those related to market conditions, please refer to Part I Item 1A "Risk Factors in our Fiscal 2024 Form 10-K.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2024. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of December 31, 2024, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

In the opinion of management, we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity.

Item 1A.

Risk Factors

In addition to the other information set forth in this Report, investors should carefully review and consider the information regarding certain factors, which could materially affect our business, results of operations, financial condition and cash flows set forth in Part I Item 1A. “Risk Factors” in our Fiscal 2024 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.

Purchase of Equity Securities by Issuer

Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the three months ended December 31, 2024 is incorporated into this Item 2 by reference.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

N/A

Item 5.

Other Information

(a) N/A

(b) N/A

(c) Trading Plans. During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Kestrel Heat LLC (Principal Financial Officer)	February 5, 2025

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller of Kestrel Heat LLC (Principal Accounting Officer)	February 5, 2025