Form 10-K/A
period 2024-09-30
STAR GROUP, L.P.
filed 2025-02-25
CIK 1002590

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

The aggregate market value of the registrant’s common units held by non-affiliates on March 31, 2024 was approximately $313,349,949

As of November 30, 2024, the registrant had 34,577,855 common units outstanding.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

Item 10.	Directors, Executive Officers and Corporate Governance	3
Item 15.	Exhibits and Financial Statement Schedules	4

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Item 10. (Directors, Executive Officers and Corporate Governance) in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 of Star Group, L.P. as filed with the Securities and Exchange Commission on December 4, 2024 (the “Original Filing”). The purpose of this Amendment is to (i) furnish the information required by Item 408(b) of Regulation S-K and (ii) supplement the Exhibits contained in Item 15(a)(3) of Part IV of the Original Filing to include Exhibit 19, Insider Trading Policy. These items were inadvertently omitted in the Original Filing.

This Amendment does not amend or update any other information set forth in the Original Filing and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to date of the Original Filing.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is hereby supplemented to add the following paragraph at the end of such item:

Insider Trading Policy

We have adopted an Insider Trading Policy (the “Policy”) and related procedures governing the purchase, sale and other dispositions of the Company’s securities by the Company’s officers, directors and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of the Policy is filed as Exhibit 19 to this Report.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

Exhibit Number	Description

19*	Insider Trading Policy (Filed herewith.)

31.3*	Certification of Chief Executive Officer, Star Group, L.P., filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer, Star Group, L.P., filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Jeffrey M. Woosnam
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Jeffrey M. Woosnam	President and Chief Executive Officer and Director Kestrel Heat, LLC	February 25, 2025
Jeffrey M. Woosnam

/s/ Richard F. Ambury	Chief Financial Officer (Principal Financial Officer) Kestrel Heat, LLC	February 25, 2025
Richard F. Ambury