Form 10-K/A
period 2024-09-30
STAR GROUP, L.P.
filed 2025-05-19
CIK 1002590

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

The aggregate market value of the registrant’s common units held by non-affiliates on March 31, 2024 was approximately $313,349,949

As of November 30, 2024, the registrant had 34,577,855 common units outstanding.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

Item 15.	Exhibits and Financial Statement Schedules	3

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 of Star Group, L.P. as filed with the Securities and Exchange Commission (the “SEC”) on December 4, 2024, as amended by Amendment No. 1 to Form 10-K as filed with the SEC on February 25, 2025 (the “Original Filing”). This Amendment is being filed solely to incorporate by reference previously-filed Exhibit 3.4 and Exhibit 4.1 that were inadvertently omitted from the Index to Exhibits in the Original Filing. No other changes have been made to the Original Form 10-K.

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

3.4

Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Star Group, L.P. (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 24, 2023).

4.1

Unit Purchase Rights Agreement dated as of March 24, 2023 by and between the Registrant and Computershare Trust Company, N.A., as rights agent (which includes the form of Rights Certificate as Exhibit A thereto) (incorporated by reference as an exhibit to the Registrant's Form 8-A filed with the Commission on March 24, 2023).

31.5*	Certification of Chief Executive Officer, Star Group, L.P., filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6*	Certification of Chief Financial Officer, Star Group, L.P., filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Jeffrey M. Woosnam
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Jeffrey M. Woosnam	President and Chief Executive Officer and Director Kestrel Heat, LLC	May 16, 2025
Jeffrey M. Woosnam

/s/ Richard F. Ambury	Chief Financial Officer (Principal Financial Officer) Kestrel Heat, LLC	May 16, 2025
Richard F. Ambury