Form 10-Q
period 2025-06-30
STAR GROUP, L.P.
filed 2025-08-06
CIK 1002590

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

At July 31, 2025, the registrant had 33,606,424 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2025	2024
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$28,082	$117,335
Receivables, net of allowance of $8,676 and $6,434, respectively	129,267	94,981
Inventories	43,366	41,587
Prepaid expenses and other current assets	31,743	27,566
Assets held for sale	1,037	—
Total current assets	233,495	281,469
Property and equipment, net	127,024	104,534
Operating lease right-of-use assets	90,391	91,141
Goodwill	293,350	275,829
Intangibles, net	130,091	98,712
Restricted cash	250	250
Captive insurance collateral	77,338	74,851
Deferred charges and other assets, net	11,860	12,825
Total assets	$963,799	$939,611
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$30,517	$31,547
Revolving credit facility borrowings	—	5
Fair liability value of derivative instruments	1,604	13,971
Current maturities of long-term debt	21,000	21,000
Current portion of operating lease liabilities	21,089	19,832
Accrued expenses and other current liabilities	133,163	116,317
Unearned service contract revenue	67,500	66,424
Customer credit balances	56,597	104,700
Total current liabilities	331,470	373,796
Long-term debt	172,297	187,811
Long-term operating lease liabilities	73,587	75,916
Deferred tax liabilities, net	32,633	21,922
Other long-term liabilities	16,244	16,273
Partners’ capital
Common unitholders	354,925	282,058
General partner	(5,919)	(5,714)
Accumulated other comprehensive loss, net of taxes	(11,438)	(12,451)
Total partners’ capital	337,568	263,893
Total liabilities and partners’ capital	$963,799	$939,611

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data - unaudited)	2025	2024	2025	2024
Sales:
Product	$216,158	$249,001	$1,280,722	$1,292,849
Installations and services	89,460	82,639	256,004	232,919
Total sales	305,618	331,640	1,536,726	1,525,768
Cost and expenses:
Cost of product	144,521	174,285	800,170	867,017
Cost of installations and services	75,240	69,108	233,115	214,807
(Increase) decrease in the fair value of derivative instruments	(603)	984	(11,962)	8,262
Delivery and branch expenses	90,649	86,540	314,903	284,989
Depreciation and amortization expenses	9,197	7,243	26,012	23,377
General and administrative expenses	7,564	7,423	22,934	21,331
Finance charge income	(1,773)	(1,652)	(3,860)	(3,676)
Operating income (loss)	(19,177)	(12,291)	155,414	109,661
Interest expense, net	(3,639)	(2,663)	(11,114)	(9,719)
Amortization of debt issuance costs	(274)	(247)	(804)	(746)
Income (loss) before income taxes	(23,090)	(15,201)	143,496	99,196
Income tax expense (benefit)	(6,461)	(4,157)	41,330	28,887
Net income (loss)	$(16,629)	$(11,044)	$102,166	$70,309
General Partner’s interest in net income (loss)	(157)	(101)	952	637
Limited Partners’ interest in net income (loss)	$(16,472)	$(10,943)	$101,214	$69,672

Basic and diluted income (loss) per Limited Partner Unit (1):	$(0.48)	$(0.31)	$2.45	$1.66
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	34,340	35,274	34,498	35,470

(1) See Note 15 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands - unaudited)	2025	2024	2025	2024
Net income (loss)	$(16,629)	$(11,044)	$102,166	$70,309
Other comprehensive income (loss):
Unrealized gain on pension plan obligation	434	317	1,298	955
Tax effect of unrealized gain on pension plan obligation	(116)	(80)	(344)	(240)
Unrealized gain on captive insurance collateral	202	401	373	1,596
Tax effect of unrealized gain on captive insurance collateral	(42)	(84)	(78)	(336)
Unrealized loss on interest rate hedges	(316)	(186)	(319)	(1,007)
Tax effect of unrealized loss on interest rate hedges	82	50	83	270
Total other comprehensive income	244	418	1,013	1,238
Total comprehensive income (loss)	$(16,385)	$(10,626)	$103,179	$71,547

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended June 30, 2025
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of March 31, 2025	34,568	326	$387,603	$(5,340)	$(11,682)	$370,581
Net loss	—	—	(16,472)	(157)	—	(16,629)
Unrealized gain on pension plan obligation	—	—	—	—	434	434
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(116)	(116)
Unrealized gain on captive insurance collateral	—	—	—	—	202	202
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(42)	(42)
Unrealized loss on interest rate hedges	—	—	—	—	(316)	(316)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	82	82
Distributions	—	—	(6,395)	(422)	—	(6,817)
Retirement of units	(817)	—	(9,811)	—	—	(9,811)
Balance as of June 30, 2025 (unaudited)	33,751	326	$354,925	$(5,919)	$(11,438)	$337,568

	Three Months Ended June 30, 2024
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of March 31, 2024	35,372	326	$348,382	$(4,544)	$(12,703)	$331,135
Net loss	—	—	(10,943)	(101)	—	(11,044)
Unrealized gain on pension plan obligation	—	—	—	—	317	317
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(80)	(80)
Unrealized gain on captive insurance collateral	—	—	—	—	401	401
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(84)	(84)
Unrealized loss on interest rate hedges	—	—	—	—	(186)	(186)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	50	50
Distributions	—	—	(6,081)	(374)	—	(6,455)
Retirement of units	(598)	—	(6,501)	—	—	(6,501)
Balance as of June 30, 2024 (unaudited)	34,774	326	$324,857	$(5,019)	$(12,285)	$307,553

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Nine Months Ended June 30, 2025
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2024	34,587	326	$282,058	$(5,714)	$(12,451)	$263,893
Net income	—	—	101,214	952	—	102,166
Unrealized gain on pension plan obligation	—	—	—	—	1,298	1,298
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(344)	(344)
Unrealized gain on captive insurance collateral	—	—	—	—	373	373
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(78)	(78)
Unrealized loss on interest rate hedges	—	—	—	—	(319)	(319)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	83	83
Distributions	—	—	(18,324)	(1,157)	—	(19,481)
Retirement of units	(836)	—	(10,023)	—	—	(10,023)
Balance as of June 30, 2025 (unaudited)	33,751	326	$354,925	$(5,919)	$(11,438)	$337,568

	Nine Months Ended June 30, 2024
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2023	35,603	326	$281,862	$(4,615)	$(13,523)	$263,724
Net income	—	—	69,672	637	—	70,309
Unrealized gain on pension plan obligation	—	—	—	—	955	955
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(240)	(240)
Unrealized gain on captive insurance collateral	—	—	—	—	1,596	1,596
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(336)	(336)
Unrealized loss on interest rate hedges	—	—	—	—	(1,007)	(1,007)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	270	270
Distributions	—	—	(17,648)	(1,041)	—	(18,689)
Retirement of units	(829)	—	(9,029)	—	—	(9,029)
Balance as of June 30, 2024 (unaudited)	34,774	326	$324,857	$(5,019)	$(12,285)	$307,553

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(in thousands - unaudited)	2025	2024
Cash flows provided by (used in) operating activities:
Net income	$102,166	$70,309
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(11,962)	8,262
Depreciation and amortization	26,816	24,123
Provision for losses on accounts receivable	6,593	6,945
Change in deferred taxes	10,372	(2,495)
Changes in operating assets and liabilities:
Increase in receivables	(40,872)	(21,231)
Decrease in inventories	425	16,909
(Increase) decrease in other assets	(1,987)	12,792
Decrease in accounts payable	(410)	(5,236)
Decrease in customer credit balances	(49,341)	(50,516)
Increase in other current and long-term liabilities	14,743	12,505
Net cash provided by operating activities	56,543	72,367
Cash flows provided by (used in) investing activities:
Capital expenditures	(10,354)	(7,610)
Proceeds from sales of fixed assets	514	377
Proceeds from sale of certain assets	282	—
Purchase of investments	(1,806)	(1,391)
Acquisitions	(88,143)	(22,577)
Net cash used in investing activities	(99,507)	(31,201)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	75,359	79,596
Revolving credit facility repayments	(75,364)	(79,565)
Term loan repayments	(15,750)	(12,250)
Distributions	(19,481)	(18,689)
Unit repurchases	(10,023)	(9,029)
Customer retainage payments	(789)	(719)
Payments of debt issue costs	(241)	—
Net cash used in financing activities	(46,289)	(40,656)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(89,253)	510
Cash, cash equivalents, and restricted cash at beginning of period	117,585	45,441
Cash, cash equivalents, and restricted cash at end of period	$28,332	$45,951

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

The Company is organized as follows:

•
Star is a limited partnership, which at June 30, 2025, had outstanding 33.8 million Common Units (NYSE: “SGU”), representing a 99.0% limited partner interest in Star, and 0.3 million general partner units, representing a 1.0% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”). Although Star is a partnership, it is taxed as a corporation and its distributions to unitholders are treated as taxable dividends.
•
Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at June 30, 2025 served approximately 413,600 full service residential and commercial home heating oil and propane accounts and 66,500 accounts on a delivery only basis. We also sell gasoline and diesel fuel to approximately 27,600 accounts. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 19,800 service contracts for natural gas and other heating systems.
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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the nine-month period ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of Net income (loss) and Other comprehensive income. Other comprehensive income consists of the unrealized gain on amortization on the Company’s pension plan obligation for its frozen defined benefit pension plan, unrealized gain on available-for-sale investments, unrealized loss on interest rate hedges and the corresponding tax effects.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2025, the $28.3 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $28.1 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2024, the $117.6 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $117.3 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

Assets Held for Sale

At June 30, 2025, the $1.0 million of assets held for sale represent the carrying amount of a building and land at a New Jersey operating location that the Company sold in July 2025 for cash proceeds of $4.9 million.

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

The temperatures experienced during the hedge period through March 31, 2025 were colder than the strikes in the weather hedge contracts. As a result as of March 31, 2025, we increased delivery and branch expense and recorded a payable under those weather hedge contracts of $3.1 million, and paid the amount in full in April 2025. The temperatures experienced during the hedge period through March 31, 2024 were warmer than the strike in the weather hedge contract. As of March 31, 2024, we reduced delivery and branch expenses and recorded a receivable of $7.5 million under the weather hedge contract, and received the amount in full in April 2024.

For fiscal 2026, the Company entered into weather hedge contracts with the similar hedge period described above. The maximum that the Company can receive is $15.0 million annually and we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of June 30, 2025, we had $0.3 million and $15.4 million included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability. As of September 30, 2024, we had $0.3 million and $15.7 million reflected in these categories respectively. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of June 30, 2025 and September 30, 2024 was $18.3 million and $19.3 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

No new Accounting Pronouncements were adopted through the fiscal nine months ended June 30, 2025.

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

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three and nine months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Petroleum Products:
Home heating oil and propane	$136,146	$155,161	$1,046,864	$1,014,530
Other petroleum products	80,012	93,840	233,858	278,319
Total petroleum products	216,158	249,001	1,280,722	1,292,849
Installations and Services:
Equipment installations	33,317	30,143	100,082	90,682
Equipment maintenance service contracts	36,888	35,164	98,863	93,466
Billable call services	19,255	17,332	57,059	48,771
Total installations and services	89,460	82,639	256,004	232,919
Total Sales	$305,618	$331,640	$1,536,726	$1,525,768

Deferred Contract Costs

We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate. Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years. Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively. At June 30, 2025, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $2.8 million and $4.3 million, respectively. At September 30, 2024, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $2.9 million and $4.5 million, respectively. For the nine months ended June 30, 2025 we recognized expense of $2.5 million and for the nine months ended June 30, 2024 we recognized expense of $2.7 million associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts. Contract liabilities are recognized straight-line over the service contract period, generally one year or less. As of June 30, 2025 and September 30, 2024 the Company had contract liabilities of $119.5 million and $167.2 million, respectively. During the nine months ended June 30, 2025, the Company recognized $147.3 million of revenue that was included in the September 30, 2024 contract liability balance. During the nine months ended June 30, 2024, the Company recognized $149.7 million of revenue that was included in the September 30, 2023 contract liability balance.

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

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2024	$6,434
Current period provision	6,593
Write-offs, net and other	(4,351)
Balance as of June 30, 2025	$8,676

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

The following table shows repurchases under the Repurchase Plan:

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2024 total	26,438	$8.90	21,550	1,552

First quarter fiscal year 2025 total	13	$11.20	13	1,539

Second quarter fiscal year 2025 total	6	$11.24	6	1,533

April 2025	1	$12.03	1	1,532
May 2025	708	12.04	8	1,524	(b)
June 2025	108	11.83	108	1,416
Third quarter fiscal year 2025 total	817	$12.01	117	1,416

July 2025	144	$11.87	144	1,272	(c)

(a)
Amount includes repurchase costs.
(b)
The total number of units purchased includes 0.7 million of common units acquired in a private transaction.
(c)
Of the total available for repurchase, approximately 1.0 million units are available for repurchase in open market transactions and approximately 0.3 million units are available for repurchase in privately-negotiated transactions, under the Repurchase Plan.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at June 30, 2025 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$660	$—	$—	$660
U.S. Government Debt Securities	67,698	203	(15)	67,886
Corporate Debt Securities	9,057	—	(265)	8,792
Total	$77,415	$203	$(280)	$77,338

Investments at September 30, 2024 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$5,741	$—	$—	$5,741
U.S. Government Debt Securities	57,095	108	(104)	57,099
Corporate Debt Securities	12,465	—	(454)	12,011
Total	$75,301	$108	$(558)	$74,851

Maturities of investments were as follows at June 30, 2025 (in thousands):

Net Carrying Amount
Due within one year	$75,361
Due after one year through five years	1,977
Due after five years through ten years	—
Total	$77,338

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

As of June 30, 2025, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to our price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 8.6 million gallons of swap contracts, 3.3 million gallons of call options, 3.7 million gallons of put options, and 36.0 million net gallons of synthetic call options. To hedge its physical inventory on hand, inventory in transit and basis risk, the Company, as of June 30, 2025, held 0.7 million gallons of swap contracts and 6.5 million gallons of short future contracts that settle in future months. To hedge our internal fuel usage and other activities for fiscal 2025 and 2026, the Company held 7.7 million gallons of swap contracts that settle in future months.

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

As of June 30, 2025, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $75.4 million, or 39%, of our long term debt. The Company has designated its interest rate swap agreements as cash flow hedging derivatives. To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. As of June 30, 2025 the fair value of the swap contracts was $(0.6) million. As of September 30, 2024, the notional value of the swap contracts was $52.0 million and the fair value of the swap contracts was $(0.3) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., Citizens Bank, N.A., JPMorgan Chase Bank, N.A., Key Bank, N.A. and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At June 30, 2025, the aggregate cash posted as collateral in the normal course of business at counterparties was $1.5 million and recorded in “Prepaid expense and other current assets.” Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of June 30, 2025, $2.2 million hedge positions or payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at June 30, 2025
Commodity contracts	Fair liability value of derivative instruments	$7,165	$—	$7,165
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	563	—	563
Commodity contract assets at June 30, 2025		$7,728	$—	$7,728
Liability Derivatives at June 30, 2025
Commodity contracts	Fair liability value of derivative instruments	$(8,769)	$—	$(8,769)
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	(486)	—	(486)
Commodity contract liabilities at June 30, 2025		$(9,255)	$—	$(9,255)
Asset Derivatives at September 30, 2024
Commodity contracts	Fair liability value of derivative instruments	$16,948	$—	$16,948
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net and other long-term liabilities, net balances	831	—	831
Commodity contract assets September 30, 2024		$17,779	$—	$17,779
Liability Derivatives at September 30, 2024
Commodity contracts	Fair liability value of derivative instruments	$(30,919)	$—	$(30,919)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(965)	—	(965)
Commodity contract liabilities September 30, 2024		$(31,884)	$—	$(31,884)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Long-term derivative assets included in deferred charges and other assets, net	$563	$(486)	$77	$—	$—	$77
Fair liability value of derivative instruments	7,165	(8,769)	$(1,604)	—	—	(1,604)
Total at June 30, 2025	$7,728	$(9,255)	$(1,527)	$—	$—	$(1,527)
Long-term derivative assets included in deferred charges and other assets, net	$5	$(3)	$2	$—	$—	$2
Fair liability value of derivative instruments	16,948	(30,919)	(13,971)	—	—	(13,971)
Long-term derivative liabilities included in other long-term liabilities, net	826	(962)	(136)	—	—	(136)
Total at September 30, 2024	$17,779	$(31,884)	$(14,105)	$—	$—	$(14,105)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Commodity contracts	Cost of product (a)	$2,248	$2,323	$16,002	$20,432
Commodity contracts	Cost of installations and service (a)	$40	$(133)	$171	$(174)
Commodity contracts	Delivery and branch expenses (a)	$234	$(20)	$890	$(929)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(603)	$984	$(11,962)	$8,262

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

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	June 30, 2025	September 30, 2024
Product	$18,009	$17,912
Parts and equipment	25,357	23,675
Total inventory	$43,366	$41,587

8) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	June 30, 2025	September 30, 2024
Property and equipment	$281,203	$250,896
Less: accumulated depreciation and amortization	154,179	146,362
Property and equipment, net	$127,024	$104,534

9) Business Combinations and Divestitures

During the nine months ended June 30, 2025 the Company acquired one heating oil and three propane businesses for approximately $80.5 million in cash. The gross purchase price was allocated $38.7 million to intangible assets, $17.7 million to goodwill, $25.2 million to fixed assets and reduced by $1.1 million of negative working capital. The acquired businesses’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition dates, and are not material to the Company’s financial condition, results of operations, or cash flows.

During the nine months ended June 30, 2025, the Company acquired certain intangible and fixed assets for $7.7 million and sold certain assets for cash proceeds of $0.3 million.

During the nine months ended June 30, 2024 the Company acquired one propane and three heating oil businesses for an aggregate purchase price of approximately $22.6 million in cash. The gross purchase price was allocated $14.4 million to intangible assets, $6.3 million to goodwill, $2.8 million to fixed assets and reduced by $0.9 million of negative working capital.

10) Goodwill and Intangible Assets, net

Goodwill

A summary of changes in Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2024	$275,829
Fiscal year 2025 business combinations	17,715
Other	(194)
Balance as of June 30, 2025	$293,350

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	June 30, 2025			September 30, 2024
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$489,223	$387,104	$102,119	$452,340	$373,860	$78,480
Trade names and other intangibles	56,236	28,264	27,972	46,895	26,663	20,232
Total	$545,459	$415,368	$130,091	$499,235	$400,523	$98,712

Amortization expense for intangible assets was $14.8 million for the nine months ended June 30, 2025, compared to $13.2 million for the nine months ended June 30, 2024.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	June 30,		September 30,
	2025		2024
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$—	$—	$5	$5
Senior Secured Term Loan (b)	193,297	194,250	208,811	210,000
Total debt	$193,297	$194,250	$208,816	$210,005
Total short-term portion of debt	$21,000	$21,000	$21,005	$21,005
Total long-term portion of debt (b)	$172,297	$173,250	$187,811	$189,000

(a)
The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)
Carrying amounts are net of unamortized debt issuance costs of $1.0 million as of June 30, 2025 and $1.2 million as of September 30, 2024.

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

The interest rate on the revolving credit facility and the term loan is based on a margin over Adjusted Term Secured Overnight Financing Rate ("SOFR") or a base rate. At June 30, 2025, the effective interest rate on the term loan (considering the impact of interest rate hedges) and revolving credit facility borrowings was approximately 7.1% and 6.4%, respectively, compared to 7.2% and 7.5%, respectively at September 30, 2024.

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

At June 30, 2025, $194.3 million of the Term Loan was outstanding, no borrowings were outstanding under the revolving credit facility, $2.2 million hedge positions were secured under the credit agreement, and $5.2 million of letters of credit were issued and outstanding. At September 30, 2024, $210.0 million of the term loan was outstanding, less than $0.1 million was outstanding under the revolving credit facility, $14.2 million hedge positions were secured under the credit agreement and $5.2 million of letters of credit were issued and outstanding.

At June 30, 2025, availability was $167.6 million, and the Company was in compliance with the financial covenants. At September 30, 2024, availability was $166.5 million, and the Company was in compliance with the financial covenants. The amount of availability is impacted by several factors, including: outstanding debt, the valuation of our customer list, and accounts receivable and inventory balances. Each year, during the third quarter, the valuation of our customer list is re-evaluated based on the Company's performance.

12) Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains several changes to corporate taxation including increased limitations on deductions for interest expense and reinstating 100% bonus depreciation on fixed assets acquired and placed in service after January 19, 2025. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position. As the legislation was signed into law after the close of our third quarter, the impacts are not included in our operating results for the nine months ended June 30, 2025.

The accompanying financial statements are reported on a fiscal year, however, the Company and its corporate subsidiaries file Federal and State income tax returns on a calendar year.

The current and deferred income tax expense for the three and nine months ended June 30, 2025 and June 30, 2024 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Income (loss) before income taxes	$(23,090)	$(15,201)	$143,496	$99,196
Current income tax expense (benefit)	(5,429)	(4,418)	30,958	31,382
Deferred income tax expense (benefit)	(1,032)	261	10,372	(2,495)
Total income tax expense (benefit)	$(6,461)	$(4,157)	$41,330	$28,887

At June 30, 2025, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
Cash paid during the period for:	June 30,
(in thousands)	2025	2024
Income taxes, net	$17,160	$13,294
Interest	$14,939	$11,882

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

15) Earnings Per Limited Partner Unit

The following table presents the net income allocation and per unit data:

	Three Months Ended		Nine Months Ended
Basic and Diluted Earnings Per Limited Partner:	June 30,		June 30,
(in thousands, except per unit data)	2025	2024	2025	2024
Net income (loss)	$(16,629)	$(11,044)	$102,166	$70,309
Less General Partner’s interest in net income (loss)	(157)	(101)	952	637
Net income (loss) available to limited partners	(16,472)	(10,943)	101,214	69,672
Less dilutive impact of theoretical distribution of earnings *	—	—	16,739	10,726
Limited Partner’s interest in net income (loss)	$(16,472)	$(10,943)	$84,475	$58,946
Per unit data:
Basic and diluted net income (loss) available to limited partners	$(0.48)	$(0.31)	$2.93	$1.96
Less dilutive impact of theoretical distribution of earnings *	—	—	0.48	0.30
Limited Partner’s interest in net income (loss)	$(0.48)	$(0.31)	$2.45	$1.66
Weighted average number of Limited Partner units outstanding	34,340	35,274	34,498	35,470

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

16) Subsequent Events

Quarterly Distribution Declared

In July 2025, we declared a quarterly distribution of $0.1850 per unit, or $0.74 per unit on an annualized basis, on all Common Units with respect to the third quarter of fiscal 2025, paid on August 6, 2025, to holders of record on July 28, 2025. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $6.2 million was paid to the Common Unit holders, $0.4 million to the General Partner unit holders (including $0.4 million of incentive distribution as provided in our Partnership Agreement) and $0.4 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In July 2025, in accordance with the Repurchase Plan, the Company repurchased and retired approximately 0.1 million Common Units at an average price paid of $11.87 per unit.

Sale of Property

In July 2025, we completed the sale of land and a building at a New Jersey operating location with a carrying value of $1.0 million for cash proceeds of $4.9 million.

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

	Fiscal 2025		Fiscal 2024		Fiscal 2023		Fiscal 2022		Fiscal 2021
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.13	$2.40	$2.51	$3.22	$2.78	$4.55	$2.06	$2.59	$1.08	$1.51
March 31	2.16	2.62	2.53	2.96	2.61	3.55	2.36	4.44	1.46	1.97
June 30	1.97	2.54	2.29	2.77	2.23	2.73	3.27	5.14	1.77	2.16
September 30	—	—	2.06	2.63	2.38	3.48	3.13	4.01	1.91	2.34

(a) On July 31, 2025, the NYMEX ultra low sulfur diesel contract closed at $2.40 per gallon.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2025	$36,117	$47,834
2026	32,720	32,835
2027	29,858	30,245
2028	26,425	28,381
2029	24,128	25,228
2030	20,453	22,204

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

The temperatures experienced during the hedge period through March 31, 2025 were colder than the strikes in the weather hedge contracts. As a result as of March 31, 2025, we increased delivery and branch expense and recorded a payable under those weather hedge contracts of $3.1 million, and paid the amount in full in April 2025. By comparison, the temperatures experienced during the hedge period through March 31, 2024 were warmer than the strike in the weather hedge contract. As of March 31, 2024, we reduced delivery and branch expenses and recorded a receivable of $7.5 million under the weather hedge contract, and received the amount in full in April 2024.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2025			2024			2023
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	15,300	16,700	(1,400)	17,100	17,800	(700)	26,500	19,500	7,000
Second Quarter	9,900	14,500	(4,600)	9,300	14,400	(5,100)	9,300	18,100	(8,800)
Third Quarter	4,600	11,600	(7,000)	4,700	11,000	(6,300)	5,300	12,600	(7,300)
Fourth Quarter	—	—	—	7,900	12,400	(4,500)	8,900	14,600	(5,700)
Total	29,800	42,800	(13,000)	39,000	55,600	(16,600)	50,000	64,800	(14,800)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2025			2024			2023
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	3.8%	4.1%	(0.3%)	4.3%	4.5%	(0.2%)	6.4%	4.7%	1.7%
Second Quarter	2.5%	3.7%	(1.2%)	2.3%	3.6%	(1.3%)	2.2%	4.3%	(2.1%)
Third Quarter	0.9%	2.5%	(1.6%)	1.2%	2.8%	(1.6%)	1.3%	3.1%	(1.8%)
Fourth Quarter	—	—	—	2.0%	3.1%	(1.1%)	2.1%	3.5%	(1.4%)
Total	7.2%	10.3%	(3.1%)	9.8%	14.0%	(4.2%)	12.0%	15.6%	(3.6%)

For the nine months ended June 30, 2025, the Company lost 13,000 accounts (net), or 3.1% of its home heating oil and propane customer base, compared to 12,100 accounts lost (net), or 3.1% of its home heating and oil propane customer base in the prior year comparable period. Gross customer gains were 1,300 accounts less than the prior year's comparable period and gross customer losses were 400 accounts less.

During the nine months ended June 30, 2025, we estimate that we lost 1.0% of our home heating oil and propane accounts to natural gas and electricity conversions, consistent with the 1.1% and 1.3% lost for the nine months ended June 30, 2024 and 2023, respectively. Losses to natural gas and electricity in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons. During the nine months ended June 30, 2025, the Company acquired one heating oil and three propane businesses for approximately $80.5 million. During fiscal 2024, the Company acquired one propane and four heating oil businesses for approximately $49.4 million. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

(in thousands of gallons)
Fiscal 2025 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	October	709	1,126	1,835
2	January	7,209	758	7,967
3	March	3,078	1,810	4,888
4	April	722	—	722
		11,718	3,694	15,412

(in thousands of gallons)
Fiscal 2024 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	November	1,210	222	1,432
2	November	885	369	1,254
3	February	1,473	1,097	2,570
4	February	1,936	—	1,936
5	September	17,752	—	17,752
		23,256	1,688	24,944

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

Three Months Ended June 30, 2025

Compared to the Three Months Ended June 30, 2024

Volume

For the three months ended June 30, 2025, retail volume of home heating oil and propane sold decreased by 1.5 million gallons, or 3.8%, to 36.2 million gallons, compared to 37.7 million gallons for the three months ended June 30, 2024. For those locations where we had existing operations during both periods, which we sometimes refer to as our “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended June 30, 2025 were 2.0% warmer than the three months ended June 30, 2024 and 19.3% warmer than normal, as reported by NOAA. For the twelve months ended June 30, 2025, net customer attrition for the base business was 4.4%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended June 30, 2024	37.7
Net customer attrition	(1.7)
Impact of warmer temperatures (a)	(0.4)
Acquisitions	3.8
Other (a)	(3.2)
Change	(1.5)
Volume - Three months ended June 30, 2025	36.2
a)
While temperatures were 2.0% warmer in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, degree days accumulated later in May 2025 as compared to May 2024, muting the quarterly change in temperatures by approximately 15%.

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended
Customers	June 30, 2025	June 30, 2024
Residential Variable	42.2%	40.6%
Residential Price-Protected (Ceiling and Fixed Price)	42.9%	46.7%
Commercial/Industrial/Other	14.9%	12.7%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 0.9 million gallons, or 2.7%, to 32.0 million gallons for the three months ended June 30, 2025, compared to 32.9 million gallons for the three months ended June 30, 2024.

Product Sales

For the three months ended June 30, 2025, product sales decreased by $32.8 million, or 13.2%, to $216.2 million, compared to $249.0 million for the three months ended June 30, 2024, due to a decrease in average selling prices and a decrease in total volume sold of 3.3%. Selling prices decreased largely due to a decrease in wholesale product cost of $0.3525 per gallon, or 14.3%, compared to the three months ended June 30, 2024. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Installations and Service

For the three months ended June 30, 2025, installation and service revenue increased by $6.9 million, or 8.3%, to $89.5 million, compared to $82.6 million for the three months ended June 30, 2024 driven by $6.4 million of sales generated from recent acquisitions and the remainder was driven by a concerted effort to expand these offerings to our customers as well as annual price increases.

Cost of Product

For the three months ended June 30, 2025, cost of product decreased $29.8 million, or 17.1%, to $144.5 million, compared to $174.3 million for the three months ended June 30, 2024, due to a decrease in total volume sold of 3.3% and a decrease in wholesale product cost of $0.3525 per gallon, or 14.3%. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transactions. On that basis, home heating oil and propane margins for the three months ended June 30, 2025 decreased by $0.0413 per gallon, or 2.4%, to $1.6547 per gallon, from $1.6960 per gallon during the three months ended June 30, 2024. In the base business, home heating and propane margins for the three months ended June 30, 2025 decreased by $0.010 per gallon, or 0.6% to $1.6860 per gallon. Going forward, we cannot assume that per gallon margins realized during the three months ended June 30, 2025 are sustainable especially with the volatility in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	June 30, 2025		June 30, 2024
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	36.2		37.7
Sales	$136.2	$3.7578	$155.2	$4.1193
Cost	$76.2	$2.1031	$91.3	$2.4233
Gross Profit	$60.0	$1.6547	$63.9	$1.6960

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	32.0		32.9
Sales	$80.0	$2.4985	$93.8	$2.8526
Cost	$68.3	$2.1336	$83.0	$2.5233
Gross Profit	$11.7	$0.3649	$10.8	$0.3293

Total Product	Amount (in millions)	Amount (in millions)
Sales	$216.2	$249.0
Cost	$144.5	$174.3
Gross Profit	$71.7	$74.7

For the three months ended June 30, 2025, total product gross profit was $71.7 million, which was $3.0 million, or 4.1%, lower than the three months ended June 30, 2024, due to a decrease in home heating oil and propane volume sold ($2.4 million), decrease in home heating oil and propane margins ($1.5 million) and slightly offset by an increase in gross profit from other petroleum products ($0.9 million).

Cost of Installations and Service

Total installation costs for the three months ended June 30, 2025 increased by $2.5 million or 10.2%, to $27.3 million, compared to $24.8 million of installation costs for the three months ended June 30, 2024. This increase was largely due to higher installation sales from recent acquisitions. Installation costs as a percentage of installation sales were 82.0% for the three months ended June 30, 2025 and 82.2% for the three months ended June 30, 2024. The gross profit from installation increased by $0.7 million.

Service expense increased by $3.6 million, or 8.1%, to $47.9 million for the three months ended June 30, 2025, representing 85.4% of service sales, versus $44.3 million, or 84.4% of service sales, for the three months ended June 30, 2024. This increase was largely due to higher service sales from recent acquisitions. In addition, a large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. The gross profit from service did not change compared to the three months ended June 30, 2024.

We realized a combined gross profit from service and installation of $14.2 million for the three months ended June 30, 2025 compared to a gross profit of $13.5 million for the three months ended June 30, 2024, a $0.7 million increase.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2025, the change in the fair value of derivative instruments resulted in a $0.6 million credit as a decrease in the market value for unexpired hedges (a $2.2 million charge) was more than offset by an $2.8 million credit due to the expiration of certain hedged positions.

During the three months ended June 30, 2024, the change in the fair value of derivative instruments resulted in a $1.0 million charge due to a decrease in the market value for unexpired hedges (a $3.0 million charge) that was partially offset by a $2.0 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended June 30, 2025, delivery and branch expense increased $4.1 million, or 4.7%, to $90.6 million, compared to $86.5 million for the three months ended June 30, 2024. The increase was driven by $5.8 million of expenses from recent acquisitions and partially offset by a $1.7 million decrease in net base business expenses. The decrease in the base business expenses was driven by a $0.7 million, or 0.8%, decrease in delivery expenses due to a 5.2 million gallon, or 14%, decrease in home heating oil and propane volume sold in the base business, and $1.0 million of other net expense decreases.

Depreciation and Amortization Expenses

For the three months ended June 30, 2025, depreciation and amortization expenses increased $2.0 million, or 27.0%, to $9.2 million, compared to $7.2 million for the three months ended June 30, 2024, primarily due to acquisitions and slightly offset by intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the three months ended June 30, 2025, general and administrative expenses increased by $0.2 million or 1.9%, to $7.6 million, from $7.4 million for the three months ended June 30, 2024, due to a $0.2 million increase in salaries and benefits expenses.

Finance Charge Income

For the three months ended June 30, 2025, finance charge income was $1.8 million, essentially unchanged from the three months ended June 30, 2024.

Interest Expense, Net

For the three months ended June 30, 2025, net interest expense increased by $0.9 million, or 36.7%, to $3.6 million compared to $2.7 million for the three months ended June 30, 2024. The year-over-year change was driven by an increase in average borrowings of $60.3 million from $143.2 million for the three months ended June 30, 2024 to $203.5 million for the three months ended June 30, 2025 that was partially offset by a decrease in the weighted average interest rate from 7.2% for the three months ended June 30, 2024 to 7.0% for the three months ended June 30, 2025. The increase in average borrowings was attributable to financing acquisitions. To hedge against rising interest rates, the Company utilizes interest rate swaps. At June 30, 2025, approximately 39% of borrowings under Star's variable-rate long term debt were not subject to interest rate increases as a result of interest rate swaps.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2025, amortization of debt issuance cost was $0.3 million, essentially unchanged from the three months ended June 30, 2024.

Income Tax Benefit

For the three months ended June 30, 2025, the Company’s income tax benefit increased by $2.3 million to $6.5 million, from $4.2 million for the three months ended June 30, 2024. The increase in the income tax benefit was driven by a $7.9 million increase in loss before income taxes.

Net Loss

For the three months ended June 30, 2025, Star’s net loss increased $5.6 million, to $16.6 million, compared to the three months ended June 30, 2024, primarily due to a $6.5 million increase in the Adjusted EBITDA loss, a $2.0 million increase in depreciation and amortization expenses and a $0.9 million increase in net interest expense that was partially offset by a $2.3 million increase in income tax benefit and a favorable change in the fair value of derivative instruments of $1.6 million.

Adjusted EBITDA Loss

For the three months ended June 30, 2025, Adjusted EBITDA loss increased $6.5 million, to $10.6 million, compared to the three months ended June 30, 2024, as a decrease in home heating oil and propane per gallon margins in the base business and lower home heating oil and propane volume sold in the base business was reduced by lower base business operating expenses and positive Adjusted EBITDA generated from recent acquisitions during this loss historical period. The positive Adjusted EBITDA realized from acquisitions during this historical loss quarter was due to our recent propane acquisitions.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flow, as a measure of liquidity or ability to service debt obligations, but provides additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended June 30,
(in thousands)	2025	2024
Net loss	$(16,629)	$(11,044)
Plus:
Income tax benefit	(6,461)	(4,157)
Amortization of debt issuance costs	274	247
Interest expense, net	3,639	2,663
Depreciation and amortization	9,197	7,243
EBITDA (a)	(9,980)	(5,048)
(Increase) / decrease in the fair value of derivative instruments	(603)	984
Adjusted EBITDA (a)	(10,583)	(4,064)
Add / (subtract)
Income tax benefit	6,461	4,157
Interest expense, net	(3,639)	(2,663)
Provision for losses on accounts receivable	3,424	3,273
Decrease in accounts receivables	83,850	66,478
Decrease in inventories	22,575	22,382
Increase in customer credit balances	12,059	11,099
Change in deferred taxes	(1,032)	261
Change in other operating assets and liabilities	(40,613)	(23,377)
Net cash provided by operating activities	$72,502	$77,546
Net cash used in investing activities	$(13,100)	$(1,984)
Net cash used in financing activities	$(49,822)	$(41,924)

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

Nine Months Ended June 30, 2025

Compared to the Nine Months Ended June 30, 2024

Volume

For the nine months ended June 30, 2025, retail volume of home heating oil and propane sold increased by 27.7 million gallons, or 11.8%, to 262.6 million gallons, compared to 234.9 million gallons for the nine months ended June 30, 2024. For those locations where we had existing operations during both periods, which we sometimes refer to as our “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the nine months ended June 30, 2025 were 8.2% colder than the nine months ended June 30, 2024 but 8.3% warmer than normal, as reported by NOAA. For the twelve months ended June 30, 2025, net customer attrition for the base business was 4.4%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Nine months ended June 30, 2024	234.9
Net customer attrition	(11.0)
Impact of colder temperatures	18.7
Acquisitions	23.5
Other	(3.5)
Change	27.7
Volume - Nine months ended June 30, 2025	262.6

The following chart sets forth the percentage by volume of total home heating oil sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024:

	Nine Months Ended
Customers	June 30, 2025	June 30, 2024
Residential Variable	44.3%	42.2%
Residential Price-Protected (Ceiling and Fixed Price)	41.3%	44.2%
Commercial/Industrial/Other	14.4%	13.6%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 3.8 million gallons, or 4.0%, to 91.6 million gallons for the nine months ended June 30, 2025, compared to 95.4 million gallons for the nine months ended June 30, 2024.

Product Sales

For the nine months ended June 30, 2025, product sales decreased by $12.1 million, or 0.9%, to $1,280.7 million, compared to $1,292.8 million for the nine months ended June 30, 2024, due to a decrease in average selling prices and slightly offset by an increase in total volume sold of 7.2%. Selling prices decreased largely due to a decrease in wholesale product cost of $0.3650 per gallon, or 13.9%, compared to the nine months ended June 30, 2024. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Installations and Service

For the nine months ended June 30, 2025, installation and service revenue increased by $23.1 million, or 9.9%, to $256.0 million, compared to $232.9 million for the nine months ended June 30, 2024 driven by $18.4 million of sales generated from recent acquisitions and the remainder was driven by a concerted effort to expand these offerings to our customers as well as annual price increases.

Cost of Product

For the nine months ended June 30, 2025, cost of product decreased $66.8 million, or 7.7%, to $800.2 million, compared to $867.0 million for the nine months ended June 30, 2024, due to a decrease in wholesale product cost of $0.3650 per gallon, or 13.9%, slightly offset by an increase in total volume sold of 7.2%. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transactions. On that basis, home heating oil and propane margins for the nine months ended June 30, 2025 increased by $0.0260 per gallon, or 1.6%, to $1.7056 per gallon, from $1.6796 per gallon during the nine months ended June 30, 2024. In the base business, home heating and propane margins for the nine months ended June 30, 2025 increased by $0.0568 per gallon, or 3.4% to $1.7364 per gallon. Going forward, we cannot assume that per gallon margins realized during the nine months ended June 30, 2025 are sustainable especially with the volatility in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Nine Months Ended
	June 30, 2025		June 30, 2024
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	262.6		234.9
Sales	$1,046.9	$3.9871	$1,014.5	$4.3186
Cost	$599.0	$2.2815	$620.0	$2.6390
Gross Profit	$447.9	$1.7056	$394.5	$1.6796

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	91.6		95.4
Sales	$233.8	$2.5535	$278.3	$2.9161
Cost	$201.2	$2.1962	$247.0	$2.5885
Gross Profit	$32.6	$0.3573	$31.3	$0.3276

Total Product	Amount (in millions)	Amount (in millions)
Sales	$1,280.7	$1,292.8
Cost	$800.2	$867.0
Gross Profit	$480.5	$425.8

For the nine months ended June 30, 2025, total product gross profit was $480.5 million, which was $54.7 million, or 12.8%, higher than the nine months ended June 30, 2024, due to an increase in home heating oil and propane volume sold ($46.5 million), an increase in home heating oil and propane margins ($6.9 million) and an increase in gross profit from other petroleum products ($1.3 million).

Cost of Installations and Service

Total installation costs for the nine months ended June 30, 2025 increased by $7.9 million or 10.6%, to $81.9 million, compared to $74.0 million of installation costs for the nine months ended June 30, 2024. This increase was largely due to higher installation sales from recent acquisitions. Installation costs as a percentage of installation sales were 81.8% for the nine months ended June 30, 2025 and 81.6% for the nine months ended June 30, 2024. The gross profit from installation increased by $1.6 million.

Service expense increased by $10.4 million, or 7.4%, to $151.2 million for the nine months ended June 30, 2025, representing 97.0% of service sales, versus $140.8 million, or 99.0% of service sales, for the nine months ended June 30, 2024. This increase was largely due to higher service sales from recent acquisitions. In addition, a large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. The gross profit from service increased by $3.2 million.

We realized a combined gross profit from service and installation of $22.9 million for the nine months ended June 30, 2025 compared to a gross profit of $18.1 million for the nine months ended June 30, 2024, a $4.8 million increase, of which $2.7 million is attributable to acquisitions and $2.1 million is due to operating initiatives in the base business.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2025, the change in the fair value of derivative instruments resulted in a $12.0 million credit as a decrease in the market value for unexpired hedges (a $2.3 million charge) was more than offset by a $14.3 million credit due to the expiration of certain hedged positions.

During the nine months ended June 30, 2024, the change in the fair value of derivative instruments resulted in a $8.3 million charge due to a decrease in the market value for unexpired hedges (a $4.0 million charge) and a $4.3 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the nine months ended June 30, 2025, delivery and branch expense increased $29.9 million, or 10.5%, to $314.9 million, compared to $285.0 million for the nine months ended June 30, 2024. During the nine months ended June 30, 2025, the Company's weather hedge contracts accounted for a $10.6 million increase in expense. The temperatures experienced from November 2024 through March 2025 (the weather hedge period) were colder than the strike prices and, therefore, the Company recorded an expense under those weather hedge contracts of $3.1 million. This compares to the prior-year period which, due to warmer weather, the Company recorded a credit of $7.5 million under its weather hedge contract. The increase was also driven by $18.9 million of expenses from recent acquisitions and a $0.4 million increase in net base business expenses. The increase in the base business expenses was driven by a $1.4 million, or 1.6%, increase in delivery expenses due to a 4.2 million gallon, or 1.8%, increase in home heating oil and propane volume sold in the base business compared to the prior year and $1.9 million of other net expense increases that were partially offset by a $2.9 million decrease in insurance related costs.

Depreciation and Amortization Expenses

For the nine months ended June 30, 2025, depreciation and amortization expenses increased $2.6 million, or 11.3%, to $26.0 million, compared to $23.4 million for the nine months ended June 30, 2024, primarily due acquisitions and slightly offset by intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the nine months ended June 30, 2025, general and administrative expenses increased by $1.6 million, or 7.5%, to $22.9 million, from $21.3 million for the nine months ended June 30, 2024, due to a $1.4 million increase in profit sharing expense and $0.2 million of other net expense increases. The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For the nine months ended June 30, 2025, finance charge income increased by $0.2 million, or 5.0%, to $3.9 million, compared to $3.7 million for the nine months ended June 30, 2024.

Interest Expense, Net

For the nine months ended June 30, 2025, net interest expense increased by $1.4 million, or 14.4%, to $11.1 million compared to $9.7 million for the nine months ended June 30, 2024. The year-over-year change was driven by an increase in average borrowings of $59.3 million from $165.5 million for the nine months ended June 30, 2024 to $224.8 million for the nine months ended June 30, 2025 that was partially offset by a decrease in the weighted average interest rate from 7.3% for the nine months ended June 30, 2024 to 7.0% for the nine months ended June 30, 2025. The increase in average borrowings was attributable to financing acquisitions. To hedge against rising interest rates, the Company utilizes interest rate swaps. At June 30, 2025, approximately 39% of borrowings under Star's variable-rate long term debt were not subject to interest rate increases as a result of interest rate swaps.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2025, amortization of debt issuance cost was $0.8 million, essentially unchanged from the nine months ended June 30, 2024.

Income Tax Expense

For the nine months ended June 30, 2025, the Company’s income tax expense increased by $12.4 million to $41.3 million, from $28.9 million for the nine months ended June 30, 2024. The increase in the income tax expense was driven by a $44.3 million increase in income before income taxes.

Net Income

For the nine months ended June 30, 2025, Star’s net income increased $31.9 million, to $102.2 million, compared to the nine months ended June 30, 2024, primarily due to a $28.2 million increase in Adjusted EBITDA and a favorable change in the fair value of derivative instruments of $20.2 million that was partially offset by a $12.4 million increase in income tax expense, a $2.6 million increase in depreciation and amortization expenses and a $1.4 million increase in net interest expense.

Adjusted EBITDA

For the nine months ended June 30, 2025, Adjusted EBITDA increased $28.2 million, to $169.5 million, compared to the nine months ended June 30, 2024, primarily due to a $21.1 million increase in Adjusted EBITDA in the base business and a $17.7 million increase in Adjusted EBITDA from recent acquisitions that was partially offset by a $10.6 million increase in expense related to the Company's weather hedge contracts. The increase in Adjusted EBITDA in the base business was driven by an increase in home heating oil and propane per gallon margins, higher home heating oil and propane volume sold due to colder weather and an improvement in service and installation profitability.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flow, as a measure of liquidity or ability to service debt obligations, but provides additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Nine Months Ended June 30,
(in thousands)	2025	2024
Net income	$102,166	$70,309
Plus:
Income tax expense	41,330	28,887
Amortization of debt issuance costs	804	746
Interest expense, net	11,114	9,719
Depreciation and amortization	26,012	23,377
EBITDA (a)	181,426	133,038
(Increase) / decrease in the fair value of derivative instruments	(11,962)	8,262
Adjusted EBITDA (a)	169,464	141,300
Add / (subtract)
Income tax expense	(41,330)	(28,887)
Interest expense, net	(11,114)	(9,719)
Provision for losses on accounts receivable	6,593	6,945
Increase in accounts receivables	(40,872)	(21,231)
Decrease in inventories	425	16,909
Decrease in customer credit balances	(49,341)	(50,516)
Change in deferred taxes	10,372	(2,495)
Change in other operating assets and liabilities	12,346	20,061
Net cash provided by operating activities	$56,543	$72,367
Net cash used in investing activities	$(99,507)	$(31,201)
Net cash used in financing activities	$(46,289)	$(40,656)

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

During the nine months ended June 30, 2025, cash provided by operating activities decreased $15.9 million, to $56.5 million, compared to $72.4 million in cash provided by operating activities during the nine months ended June 30, 2024, as a $26.8 million increase in cash flows from operations and a $4.8 million increase in cash from the timing of accounts payable payments, was more than offset by an $18.5 million increase in accounts receivable due from customers on a comparable basis (including accounts receivable and customer credit balance accounts), a $16.5 million greater use of cash for inventory purchases as we entered the 2025 heating season with a lower level of inventory than in fiscal 2024, $6.3 million of additional cash required for collateral and option premiums at derivative counterparties and $6.2 million of other net changes in working capital. The increase in accounts receivable was due to an increase in budget customer balances in debit positions.

Investing Activities

During the nine months ended June 30, 2025, the Company acquired one heating oil and three propane businesses for approximately $80.5 million in cash. The gross purchase price was allocated $38.7 million to intangible assets, $17.7 million to goodwill, $25.2 million to fixed assets and reduced by $1.1 million of negative working capital. The Company also acquired certain intangible and fixed assets for $7.7 million and sold certain assets for cash proceeds of $0.3 million.

Our capital expenditures for the nine months ended June 30, 2025 totaled $10.4 million, as we invested in computer hardware and software ($1.3 million), refurbished certain physical plants ($1.2 million), expanded our propane operations ($1.0 million) and made additions to our fleet and other equipment ($6.9 million).

During the nine months ended June 30, 2025, $1.8 million of earnings were reinvested into an irrevocable trust established in connection with our captive insurance company. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

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

During the nine months ended June 30, 2024, $1.4 million of earnings were reinvested into the irrevocable trust.

Financing Activities

During the nine months ended June 30, 2025, we repaid $15.8 million of our term loan, borrowed $75.4 million under our revolving credit facility and subsequently repaid $75.4 million, repurchased 0.8 million Common Units, at an average price paid of $11.99 per unit, for $10.0 million, in connection with our unit repurchase plan, and paid distributions of $18.3 million to our Common Unit holders and $1.2 million to our General Partner unit holders (including $1.1 million of incentive distributions as provided in our Partnership Agreement).

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, geopolitical and business conditions, tariff regimes, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation, inflation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of June 30, 2025 ($28.1 million) or a combination thereof. We believe that these cash sources will also be sufficient to satisfy our capital requirements in the longer-term. However, if they are not sufficient, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of June 30, 2025, we had accounts receivable of $129.3 million of which $93.0 million is due from residential customers and $36.3 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivables. If these balances do not meet the eligibility tests as defined in our credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of June 30, 2025, we had no borrowings under our revolving credit facility, $194.3 million outstanding under our term loan, $5.2 million in letters of credit outstanding and $2.2 million hedge positions were secured under the credit agreement.

Under the terms of the credit agreement, if Availability (as defined in the credit agreement) is less than the greater of (a) 12.5% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) and (b) $35.0 million, we must maintain a fixed charge coverage ratio of 1.10. We are also required to maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 5.5 as of December 31st or March 31st. As of June 30, 2025, Availability, as defined in the credit agreement, as amended, was $167.6 million and we were in compliance with the financial covenants.

Maintenance capital expenditures for the remainder of fiscal 2025 are estimated to be approximately $2.0 million to $3.0 million, excluding the capital requirements for leased fleet. In addition, we plan to invest $0.1 million to $0.2 million in our propane operations. If, and only to the extent that, cash distributions to our unitholders remain at the current quarterly level of $0.1850 per unit for the balance of fiscal 2025, the Company would make aggregate payments of approximately $6.2 million to Common Unit holders, $0.4 million to our General Partner (including $0.4 million of incentive distribution as provided for in our Partnership Agreement) and $0.4 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. The amount of cash distributions payable to our unitholders, if any, depends on the amount of cash flow generated by the Company and our compliance with certain financial covenants under our credit agreement. Under the terms of our credit agreement, our term loan is repayable in quarterly payments of $5.3 million and we expect to pay $5.3 million for the remainder of fiscal 2025. Further, subject to any additional liquidity issues or concerns resulting from wholesale price volatility, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

Critical Accounting Policy and Critical Accounting Estimates

We believe that there have been no significant changes to our critical accounting policy and critical accounting estimates during the nine months ended June 30, 2025 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended September 30, 2024. While our critical accounting policies and estimates have not changed in any significant way during the nine months ended June 30, 2025, the following provides disclosures about our critical accounting policy and critical accounting estimates.

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

At June 30, 2025, we had outstanding borrowings totaling $194.3 million that are subject to variable interest rates under our credit agreement, and $75.4 million of interest rate swaps to mitigate exposure to interest rate risk associated with variable interest rates. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.8 million.

Commodity Price Risk

We regularly use derivative financial instruments to manage our exposure to commodity price risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2025, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $7.0 million from $(1.5) million to a fair market value of $5.5 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $5.5 million to a fair market value of $(7.0) million.

For a broader discussion of risks, including those related to market conditions, please refer to Part I Item 1A "Risk Factors in our Fiscal 2024 Form 10-K.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of June 30, 2025, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

In the opinion of management, we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity.

Item 1A.

Risk Factors

In addition to the other information set forth in this Report, investors should carefully review and consider the information regarding certain factors, which could materially affect our business, results of operations, financial condition and cash flows set forth in Part I Item 1A. “Risk Factors” in our Fiscal 2024 Form 10-K report. We may disclose changes to such factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

Purchase of equity securities by the issuer. Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the nine months ended June 30, 2025 is incorporated into this Item 2 by reference.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

N/A

Item 5.

Other Information

(a) N/A

(b) N/A

(c) Trading Plans. During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans and arrangements or non-Rule 10b5-1 trading plans and arrangements.

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

3.4

Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Star Group, L.P. (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 24, 2023.)

4.1

Unit Purchase Rights Agreement dated as of March 24, 2023 by and between the Registrant and Computershare Trust Company, N.A., as rights agent (which includes the form of Rights Certificate as Exhibit A thereto) (Incorporated by reference as an exhibit to the Registrant's Form 8-A filed with the Commission on March 24, 2023.)

10.01

First Amendment to Seventh Amended and Restated Credit Agreement and Seventh Amended and Restated Pledge and Security Agreement, dated as of April 2, 2025 (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2025.)

10.02*	Unit Purchase Agreement, dated as of May 30, 2025, between the Company and Bandera Master Fund, L.P (Filed herewith.)

31.1*	Certification of Chief Executive Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Kestrel Heat LLC (Principal Financial Officer)	August 6, 2025

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller of Kestrel Heat LLC (Principal Accounting Officer)	August 6, 2025