Form 10-K
period 2025-09-30
STAR GROUP, L.P.
filed 2025-12-09
CIK 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

The aggregate market value of the registrant’s common units held by non-affiliates on March 31, 2025 was approximately $402,396,722

As of November 30, 2025, the registrant had 32,976,515 common units outstanding.

Documents Incorporated by Reference: None

STAR GROUP, L.P.

2025 FORM 10-K ANNUAL REPORT

Item 16.	Form 10-K Summary	66

PART I

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including the impact of geopolitical events on wholesale product cost volatility, tariff regimes, including newly imposed U.S. tariffs and any additional responsive non-U.S. tariffs or additional U.S. tariffs, the price and supply of the products that we sell, our ability to purchase sufficient quantities of product to meet our customer’s needs, rapid increases in levels of inflation, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, the effect of weather conditions on our financial performance, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, natural gas conversions and electrification of heating systems, pandemic and future global health pandemics, recessionary economic conditions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including federal, state and municipal laws restricting greenhouse gas ("GHG") emissions and federal, state and local environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, cyber-attacks, global supply chain issues, labor shortages and new technology, including alternative methods for heating and cooling residences. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors,” “Business Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

ITEM 1. BUSINESS

Structure

Star Group, L.P. (“Star” the “Company,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides heating related services to residential and commercial customers. Our unitholders voted in favor of proposals to have the Company elect to be treated as a corporation, instead of a partnership, for federal income tax purposes (commonly referred to as a “check-the-box election”), along with amendments to our partnership agreement to effect such changes in income tax classification, in each case effective November 1, 2017. In addition, the Company changed its name, effective October 25, 2017, from “Star Gas Partners, L.P.” to “Star Group, L.P.” to more closely align our name with the scope of our product and service offerings. Unitholders will receive a Form 1099-DIV and will not receive a Schedule K-1 as in tax years prior to December 31, 2017. Our legal structure has remained a Delaware limited partnership and the distribution provisions under our limited partnership agreement, including the incentive distribution structure has remained unchanged. As of November 30, 2025, we had outstanding 33.0 million common partner units (NYSE: “SGU”) representing a 99.0% limited partner interest in Star, and 0.3 million general partner units, representing a 1.0% general partner interest in Star.

The following chart depicts the ownership of Star as of November 30, 2025:

Star Group, L.P.

Limited Partners Common Units 99.0%		General Partner (Kestrel Heat) General Partner Units 1.0%

Public Unitholders - Common Units
87.7%

Officers and Directors - Common Units
12.3%

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

We file annual, quarterly, current and other reports and information with the Securities and Exchange Commission, or SEC. These filings can be viewed and downloaded from the Internet at the SEC’s website at www.sec.gov. In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at investors.stargrouplp.com/financial-information/sec-filings. Please note that any Internet addresses provided in this Annual Report on Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

Legal Structure

The following chart summarizes our structure as of September 30, 2025.

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

Business Overview

We are a home heating oil and propane distributor and service provider to residential and commercial customers whose primary use is to heat their homes and buildings in the Northeast and Mid-Atlantic U.S. regions. As of September 30, 2025, we sold home heating oil and propane to approximately 406,400 full service residential and commercial customers and 63,200 customers on a delivery only basis. Approximately 277,000 of these customers, or 59%, are located in the New York, New Jersey, and Connecticut. We believe we are the largest retail distributor of home heating oil in the United States, based upon sales volume with a market share in excess of 5.5%. We also sell gasoline and diesel fuel to approximately 27,700 customers. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside of our heating oil and propane customer base including 20,200 service contracts for natural gas and other heating systems. During fiscal 2025, total sales were comprised of approximately 63% from home heating oil and propane, 18% from other petroleum products, the majority of which is diesel and gasoline, and 19% from the installation and repair of heating and air conditioning equipment and ancillary services. We provide home heating equipment repair service and natural gas service 24-hours-a-day, 7-days-a-week, 52 weeks a year. These services are an integral part of our business, and are intended to increase customer satisfaction and loyalty.

We conduct our business through an operating subsidiary, Petro Holdings, Inc., utilizing multiple local brand names, such as Petro Home Services, Meenan, and Griffith Energy Services.

We also offer several pricing alternatives to our residential home heating oil customers, including a variable price (market based) option and a price-protected option, the latter of which either sets the maximum price or a fixed price that a customer will pay. Users choose the plan they feel best suits them which we believe increases customer satisfaction. Approximately 93% of our full service residential and commercial home heating oil and propane customers automatically receive deliveries based on prevailing weather conditions. In addition, approximately 25% of our residential home heating oil and propane customers take advantage of our “smart pay” budget payment plan under which their estimated annual oil and propane deliveries and service billings are paid for in a series of equal monthly installments. We use derivative instruments as needed to mitigate our exposure to market risks associated with our price-protected offerings and the storing of our physical home heating oil inventory. Given our size, we believe we are able to realize certain benefits of scale and provide consistent, strong customer service.

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

The retail home heating oil industry is mature, with total market demand expected to decline in the foreseeable future due to conversions to natural gas and electricity, availability of other alternative energy sources and the installations of more fuel efficient heating systems. Therefore, our ability to maintain our business or grow within the industry is dependent on the acquisition of other retail distributors, the success of our marketing programs, and the growth of our other service offerings. Based on our records, our customer conversions to natural gas and electricity have ranged between 1.1% and 1.6% per year over the last five years. We believe this may continue or even increase. In addition, there are legislative and regulatory efforts underway in several states and certain municipalities seeking to reduce GHG emissions from fuel-burning systems.

The retail home heating oil industry is highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. Some businesses provide full service, as we do, and others offer delivery only on a cash-on-delivery basis, which we also do to a significantly lesser extent. In addition, the industry is complex and costly due to government regulations, working capital requirements, and the costs and risks of hedging for price protected customers.

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

We actively pursue home heating oil only companies, propane companies and dual fuel (home heating oil and propane) companies.

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

Provide complementary service offerings These offerings include, but are not limited to, the sales, service and installation of heating and air conditioning equipment, and standby home generators. In addition, we also repair and install natural gas and heat pump systems.

Pursue environmental sustainability opportunities We are committed to pursuing initiatives that reduce greenhouse gas emissions across our product offerings, by selling biodiesel products and by offering energy efficient heating and air conditioning equipment to our customers.

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

Customers and Pricing

The number of home heating oil customers comprise 74% of our product customer base, with propane customers comprising another 20% and motor fuel and other petroleum product customers making up the remaining 6%. (During fiscal 2025, we sold 282.6 million gallons of home heating oil and propane and 123.9 million gallons of motor fuel and other petroleum products.)

Our full service home heating oil and propane customer base is comprised of 96% residential customers and 4% commercial customers. Approximately 93% of our full service residential and commercial home heating oil and propane customers have their deliveries scheduled automatically and 7% of our home heating oil and propane customer base call from time to time to schedule a delivery. Automatic deliveries are scheduled based on each customer’s historical consumption pattern and prevailing weather conditions. Our practice is to bill customers promptly after delivery. We offer a balanced payment plan to residential customers in which a customer’s estimated annual home heating oil and propane purchases and service contract fees are paid for in a series of equal monthly payments. Approximately 25% of our residential home heating oil and propane customers have selected this billing option.

We offer several pricing alternatives to our residential home heating oil and propane customers. Our "variable" pricing program allows the price to float with the heating oil market and other factors. In addition, we offer price-protected programs, which establish either a "ceiling" or a "fixed price" per gallon that the customer pays over a defined period. The following chart depicts the percentage of the pricing plans selected by our residential home heating oil and propane customers as of the end of the fiscal year.

	Percentage of Residential Home Heating Oil and Propane Customers
	September 30,
Pricing Programs	2025	2024	2023	2022	2021
Variable	67.7%	62.5%	64.2%	64.5%	62.6%
Ceiling	25.9%	29.1%	30.5%	31.0%	32.4%
Fixed	6.4%	8.4%	5.3%	4.5%	5.0%
	100.0%	100.0%	100.0%	100.0%	100.0%

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

Derivatives

We use derivative instruments in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our price-protected customers, physical inventory on hand, inventory in transit, priced purchase commitments, and the variable interest rate on a portion of our term loan. Currently, the Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., Citizens Bank, N.A., JPMorgan Chase Bank, N.A., MSI GuaranteedWeather Trading Ltd., Munich Re Trading LLC and Wells Fargo Bank, N.A.

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

Suppliers and Supply Arrangements

We purchase our products for delivery in either barge, pipeline or truckload quantities. As of September 30, 2025 we had contracts with approximately 137 third-party terminal sites for the right to temporarily store petroleum products at their facilities. Home heating oil and propane purchases are made under supply contracts or on the spot market. We have entered into New York Mercantile Exchange ("NYMEX"), Platts American Gulf Coast or Mont Belvieu based physical supply contracts for approximately 76% of our expected home heating oil and propane requirements for our full service residential and commercial customers for the fiscal 2026 heating season. For the fiscal year 2026 heating season, approximately 63% of the Company’s contracted home heating oil volume with suppliers has a biofuel component. We also have entered into NYMEX or Platts American Gulf Coast based physical supply contracts for approximately 48% of our expected diesel and gasoline requirements for fiscal 2026.

During fiscal 2025, Motiva Enterprises LLC provided approximately 16% of our petroleum purchases and Global Companies LLC provided 14% of our petroleum product purchases. During fiscal 2024, Shell Trading and Shell Oil Products US provided approximately 16% of our petroleum purchases and Motiva Enterprises LLC provided 15% of our petroleum product purchases. Our supply contracts typically have terms of 6 to 12 months. For fiscal 2026, approximately 24% of our physical supply contracts are with Shell Trading and Shell Oil Products US. All of our supply contracts provide for minimum quantities and in most cases do not establish in advance the price of home heating oil or propane. This price is based upon a published index price at the time of delivery or pricing date plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

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

	Fiscal 2025 (a)		Fiscal 2024		Fiscal 2023		Fiscal 2022		Fiscal 2021
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.13	$2.40	$2.51	$3.22	$2.78	$4.55	$2.06	$2.59	$1.08	$1.51
March 31	2.16	2.62	2.53	2.96	2.61	3.55	2.36	4.44	1.46	1.97
June 30	1.97	2.54	2.29	2.77	2.23	2.73	3.27	5.14	1.77	2.16
September 30	2.23	2.51	2.06	2.63	2.38	3.48	3.13	4.01	1.91	2.34

(a)
On November 28, 2025, the NYMEX ultra low sulfur diesel contract closed at $2.33 per gallon.

Acquisitions

Part of our business strategy is to pursue select acquisitions. Each acquired company’s operating results are included in the Company’s consolidated financial statements starting on its acquisition date. Customer lists, other intangibles (excluding goodwill) and trade names are amortized on a straight-line basis over seven to twenty years.

During fiscal 2025, the Company acquired one heating oil business and three propane businesses for approximately $80.5 million in cash. The gross purchase price was allocated $38.7 million to intangible assets, $17.7 million to goodwill, $25.2 million to fixed assets and reduced by $1.1 million of negative working capital.

During fiscal 2024, the Company acquired one propane business and four heating oil businesses for approximately $49.4 million in cash. The gross purchase price was allocated $40.4 million to intangible assets, $13.7 million to goodwill, $4.9 million to fixed assets and reduced by $9.6 million of negative working capital.

During fiscal 2023, the Company acquired one propane business and two heating oil businesses for approximately $19.8 million in cash. The gross purchase price was allocated $10.4 million to intangible assets, $8.0 million to goodwill, $2.3 million to fixed assets and reduced by $0.9 million of negative working capital.

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

The safety of our employees and customers is paramount. We strive to ensure that all employees feel safe in their respective work environment. Since March 2020, a portion of our office personnel have worked hybrid. We believe that our employees have adapted well and continue to be flexible to the changing working conditions.

To attract talent and meet the needs of our employees, we offer benefits packages for full-time employees. We offer a health and welfare and retirement program to all eligible employees. We also provide our employees with resources for professional development including technical training, feedback and performance reviews from supervisors, and management training.

As of September 30, 2025, we had 3,024 employees, of whom 915 were office, clerical and customer service personnel; 833 were equipment technicians; 474 were fuel delivery drivers and mechanics; 532 were management and 270 were employed in sales. Due to the seasonal nature of our business and depending on the demands of the 2026 heating season, we anticipate that we will augment our current staffing levels during the heating season from among the 293 employees on temporary leave of absence as of September 30, 2025. As of September 30, 2025, considering seasonal and employees that are on leave, we had 1,367 (40%) employees that are represented by 64 different collective bargaining agreements with local chapters of labor unions. There are 13 collective bargaining agreements up for renewal in fiscal 2026, covering approximately 428 employees (13%). We believe that our relations with both our union and non-union employees are generally satisfactory.

Government Regulations

Regulations to Curb GHG Emissions. There has been a trend towards increased regulation and initiatives, both domestically and internationally, aimed at limiting GHG emissions, in particular, from the combustion of carbon-based fossil fuels. Domestically, federal and state legislative and regulatory initiatives have attempted to and will likely continue to address climate change and control or limit GHG emissions. Our heating oil and propane products are widely considered to be fossil fuels that produce GHG emissions.

Numerous states and municipalities have adopted laws and policies on climate change and emission reduction targets. These measures, which have or may have the effect of reducing or eliminating GHG emissions from fossil fuel-burning vehicles, boilers and furnaces, could significantly negatively impact the Company’s operations in New York City, New York State and Massachusetts, which together constitute a material portion of the Company’s business. These measures could also increase the Company’s cost of compliance by increasing reporting requirements and/or requiring the purchase of emission allowances. Other states in which the Company operates and that are material to the Company’s operations, such as Connecticut, Rhode Island, Maryland and New Jersey, have adopted similar GHG laws or have otherwise announced GHG emission reduction targets.

For example, on July 18, 2019, the State of New York (the location of approximately 42% of our residential home heating oil and propane customers) passed the Climate Leadership and Community Protection Act (“CLCPA”). Among other things, the CLCPA sets out a series of emissions reduction, renewable energy, and energy storage goals to significantly reduce the use of carbon-based fossil fuels and eventually achieve net zero GHG emissions in the state. In December 2022, New York approved the Scoping Plan, which details actions required to advance directives stated in the CLCPA and to enable New York to limit GHG emissions as a percentage of 1990 emissions to 60% by 2030 and to 15% by 2050. The CLCPA gave the New York Department of Energy

Conservation (“NYDEC”) until January 1, 2024, to promulgate regulations to ensure that the State of New York meets the CLCPA’s GHG emission limits as outlined in the Scoping Plan. The NYDEC has not yet adopted regulations to implement the CLCPA’s GHG emissions limits despite the January 1, 2024 deadline for doing so. Climate and environmental justice groups filed a lawsuit against the NYDEC in March 2025 for not adopting regulations implementing the CLCPA’s GHG emissions limits by the January 1, 2024 deadline. We are unable to predict the impact on our business of the implementation of this law.

On May 2, 2023, the State of New York adopted its 2024 fiscal year budget, which included amendments to New York’s Energy Law and to its Executive Law that prohibit “the installation of fossil-fuel equipment and building systems” in any new buildings under seven stories, except for a new commercial or industrial building greater than 100,000 square feet in conditioned floor area beginning December 31, 2025 (the “Fossil Fuel Ban”). The Fossil Fuel Ban applies to equipment that uses heating oil, propane and natural gas for combustion and will then expand to all new buildings beginning January 1, 2029. Specifically, the Energy Law and the Executive Law direct the New York State Fire Prevention and Building Code Council (the “Code Council”) to include the Fossil Fuel Ban on installation of fossil-fuel burning equipment and building systems in new buildings in the State of New York’s Energy Conservation Construction Code (the “Energy Code”) and in the Uniform Fire Prevention and Building Code (the “Building Code”). The New York Building Code Council integrated the Fossil Fuel Ban into its 2025 Building Code update thereby codifying the Fossil Fuel Ban.

In May 2019, New York City (location of approximately 3% of our residential home heating oil and propane customers) enacted Local Law 97 as a part of the Climate Mobilization Act aimed at reducing GHG emissions by 80% from commercial and residential buildings by 2050. Starting in 2024, this law will place carbon caps on most buildings larger than 25,000 square feet. In addition, in December 2021, New York City passed Local Law 154 of 2021, also called the "Building Electrification Law", which will phase out fossil fuel usage in newly constructed residential and commercial buildings starting in 2024 for lower-rise buildings, and in 2027 for taller buildings. With few exceptions, all new buildings constructed in New York City must be fully electric by 2027.

On October 12, 2023, a coalition of businesses, trade associations and labor unions filed a federal lawsuit in the Northern District of New York (Mulhern Gas Co., Inc. et al v. Rodriguez, et al., Case No. 1:23-cv-1267) seeking to declare the Fossil Fuel Ban invalid and to block its enforcement on the grounds that it is preempted by the federal Energy Policy and Conservation Act ("EPCA"). The lawsuit relies on a decision by the U.S. Court of Appeals for the Ninth Circuit (California Restaurant Association v. City of Berkeley) which held that a ban on gas piping in a new building in Berkeley, California was invalid on the basis that it concerned the energy use of appliances covered by the EPCA and was therefore preempted by federal law. The Court denied the plaintiffs’ motion for summary judgment and the case was dismissed on August 21, 2025. The plaintiffs appealed the Court’s ruling and filed a motion for preliminary injunction to prevent enforcement of the Fossil Fuel Ban before the appeal is heard. The defendants have filed an opposition to the plaintiffs’ motion. In a separate lawsuit filed on December 29 2023, a group of trade associations and a labor union filed a lawsuit in the federal district court for the Southern District of New York (Association of Contracting Plumbers of the City of New York, Inc. et al v. City of New York) challenging the enforcement of the New York City Building Electrification Law on substantially the same legal grounds as the plaintiffs in the Mulhern case. The Court granted defendant New York City’s motion to dismiss and the case was dismissed on March 18, 2025. The plaintiffs appealed the Court’s ruling. On October 14, 2025, the Second Circuit Court of Appeals ordered that the appeals of Mulhern and Association of Contracting Plumbers cases be heard in tandem. On November 12, 2025, attorneys for the State of New York agreed in a stipulation to delay implementation of the Fossil Fuel Ban (which was scheduled to go into effect on January 1, 2026) until the appellate court rules on the appeal of the case. As these legal challenges are ongoing, it remains uncertain what impact, if any, it will have on the Company’s operations in New York City and the State of New York.

In March 2021, the State of Massachusetts (location of approximately 4% of our residential home heating oil and propane customers) signed into law “An Act Creating A Next-Generation Roadmap for Massachusetts Climate Policy” (the “2021 Climate Law”) that establishes a 2030 limit of at least a 50% reduction in GHG emissions below the 1990 GHG emissions baseline and requires the Secretary of Energy and Environmental Affairs to set interim emissions limits and sector-specific sublimits every five years. The 2021 Climate Law tasks the Massachusetts Department of Environmental Protection (the “MassDEP”) with developing a high-level program to meet the emissions limit for residential, commercial, and industrial heating and identified a Clean Heat Standard (“CHS”) as a regulatory option for addressing this requirement. The proposed regulations released by MassDEP in May 2023 could require, among other things, heating energy suppliers to demonstrate the conversion of approximately 3% of their customers to electric heat each year. Such proposed regulations, if adopted, could dramatically negatively impact the Company’s Massachusetts operations and impose onerous reporting requirements on the Company. The proposed regulations underwent public comment but have not yet been finalized.

On November 22, 2024, the MassDEP finalized amendments to the Greenhouse Gas Emissions Regulation. The amendments implement registration and reporting of GHG emissions reporting requirements for companies selling and distributing heating fuels to homes and businesses in Massachusetts. MassDEP extended the initial registration deadline from December 31, 2024 until January 31, 2025 and the first GHG emissions reporting deadline from April 30, 2025 to June 2, 2025.

On January 20, 2025, in his first day in office, President Trump signed an Executive Order re-withdrawing the United States from the Paris Agreement and from any other commitments made under the United Nations Framework Convention on Climate Change. Since then, President Trump has issued a series of executive orders signaling a potential shift in environmental and energy policy in the United States. For example, on April 8, 2025, the President issued an executive order, “Protecting American Energy from State Overreach,” which directs the Attorney General to: (1) identify and take action against state laws and policies that burden the use of domestic energy resources and that are unconstitutional, preempted by federal law, or otherwise unenforceable; (2) prioritize taking action against laws and policies purporting to address “climate change” policies, or involving governmental, environmental and social initiatives, environmental justice, carbon or GHG emissions, and funds to collect carbon penalties or carbon taxes; and (3) submit a report to the President detailing actions taken and additional recommendations to protect American energy pursuant to the executive order in 60 days. Changes to United States climate change strategy under the second Trump administration remain subject to the ultimate passage of legislation and action of federal and state regulatory agencies; therefore, the impact to our industry and our current and future operations due to climate change and GHG emission regulation is unknown at this time.

State Law Minimum Biodiesel Blending Requirements. Commencing July 1, 2025, we are subject to an increase from the current level of 5% to now a level of 10% in the minimum percentage of biodiesel that is required to be blended with home heating oil sold for heating purposes in buildings located in the States of New York and Connecticut (where a significant portion of our heating oil customers are located), and an increase from the current level of 10% to now a level of 20% in the minimum percentage of biodiesel that is required to be blended with home heating oil sold for heating purposes in buildings in Rhode Island. Depending on the relationship of home heating oil and biodiesel, these regulations may increase or decrease our wholesale product costs in New York, Connecticut or Rhode Island.

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

Increases in wholesale product costs may have adverse effects on our business, financial condition and results of operations, including the following:

•
reduced profit margins;
•
customer conservation;
•
customer attrition due to customers converting to lower cost heating products or moving to lower cost suppliers;
•
reduced liquidity as we must fund a significant portion of any increase in receivables and inventory and all hedging costs from our own cash resources;
•
higher interest expense as a result of increased working capital borrowing to finance higher receivables and/or inventory balances; and higher bad debt expense and credit card processing costs as a result of higher selling prices.

Our business is a “margin-based” business in which gross profit depends on the excess of sales prices per gallon over supply costs per gallon. Consequently, our profitability is sensitive to increases in the wholesale product cost caused by changes in supply, geopolitical forces and other market conditions. Although our wholesale product costs are closely linked to the price of diesel fuel, diesel fuel prices do not always correspond to increases or decreases in consumer demand for our products. Consequently, our wholesale product prices may rise even though demand for our heating oil products is down due to, among other things, warm winter temperatures. Significant increases in product and energy costs result in higher operating expenses, such as credit card fees, bad debt expense, and vehicle fuels, and also lead to higher working capital requirements, including higher premiums and cash requirements for some of our hedging instruments. In certain cases, we cannot pass on to our customers immediately or in full all cost increases by increasing our retail sales prices. This, in turn, negatively affects our profit margins. We cannot predict with any certainty the impact of periods of high wholesale product costs on future profit margins.

During periods of high wholesale product costs, the prices we charge our customers generally increase. High prices can lead to customer conservation and attrition, resulting in reduced demand for our products. Additionally, in an effort to retain existing accounts and attract new customers we may offer discounts, which will impact the net per gallon gross margin realized. Increases in wholesale product prices may also slow our customer collections as customers delay the payment of their bills, leading to higher accounts receivable.

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

If service at our third-party terminals, the common carrier pipelines used, the barge companies or third-party haulers we hire to move product is interrupted, our operations would be adversely affected.

The products that we sell are transported in either barge, pipeline or in truckload quantities to third-party terminals where we have contracts to temporarily store our products. Any significant interruption in the service of these third-party terminals, the common carrier pipelines used, the barge companies and third-party haulers that we hire to move product would adversely affect our ability to obtain product.

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

We purchase derivatives, futures contracts and swaps of diesel fuel primarily from members of our lending group and Cargill Inc. in order to mitigate exposure to market risk associated with our inventory and the purchase of home heating oil for price-protected customers. Future positions require an initial cash margin deposit and daily mark-to-market maintenance margin, whereas options are generally paid either upfront or when they expire. Any cash payment reduces our liquidity, as we must pay for the option before any sales are made to the customer. Mark-to-market exposure with our bank group reduces our borrowing base and as such can reduce the amount available to us under our credit agreement.

A significant portion of our home heating oil volume is sold to price-protected customers (ceiling and fixed), and our gross margins could be adversely affected if we are not able to effectively hedge against fluctuations in the volume and cost of product sold to these customers.

A significant portion of our home heating oil volume is sold to customers under arrangements pre-establishing the ceiling sales price or a fixed price of home heating oil over a fixed period. When the customer makes a purchase commitment for the next period, we concurrently purchase option contracts, swaps and futures contracts for diesel fuel covering a substantial majority of the heating oil that we expect to sell to these price-protected customers. The price of heating oil is closely linked to the price of diesel fuel. The amount of home heating oil volume that we hedge per price-protected customer with diesel fuel derivatives is based upon the estimated fuel consumption per average customer, per month by location. If the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at an unfavorable cost, which may reduce per gallon margins. In addition, should actual usage in any month be less than the hedged volume (including, for example, as a result of warm winters and early terminations by price protected customers), we may incur additional hedging costs which reduce our gross profit margins. Currently, we have elected not to designate our derivative instruments as hedging instruments under FASB ASC 815-10-05 Derivatives and Hedging, and the change in fair value of the derivative instruments is recognized in our statement of operations. Therefore, we experience volatility in earnings as these currently outstanding derivative contracts are marked-to-market and non-cash gains or losses are recorded in the statement of operations.

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

We rely on the continued solvency of our wholesale product and equipment suppliers and derivatives, insurance and weather hedge counterparties.

If one of our wholesale product and equipment suppliers were to fail, our liquidity, results of operations and financial condition could be materially adversely impacted, as we may be required to purchase product from other sources which may be at higher prices than we were prepared to pay. If counterparties to the derivative instruments that we use to hedge the cost of home heating oil sold to price-protected customers, physical inventory and our vehicle fuel costs were to fail, our liquidity, operating results and financial condition could be materially adversely impacted, as we would be obligated to fulfill our operational requirement of purchasing, storing and selling home heating oil and vehicle fuel, while losing the mitigating benefits of economic hedges with a failed counterparty. If one of our insurance carriers were to fail, our liquidity, results of operations and financial condition could be materially adversely impacted, as we would have to fund any catastrophic loss. If our weather hedge counterparties were to fail, we would lose the protection of our weather hedge contract.

Risks Related to Customer Attrition, Competition, and Demand for Our Products

Our operating results will be adversely affected if we continue to experience significant net customer attrition in our home heating oil and propane customer base.

The following table depicts our gross customer gains, losses and net attrition from fiscal year 2021 to fiscal year 2025. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customer gains that are obtained through marketing efforts or lost at newly acquired businesses are included in these calculations from the point of closing going forward. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis from the closing date.

	Fiscal Year Ended September 30,
	2025	2024	2023	2022	2021
Gross customer gains	8.8%	9.8%	12.0%	11.9%	10.7%
Gross customer losses	13.5%	14.0%	15.6%	15.6%	14.6%
Net attrition	(4.7%)	(4.2%)	(3.6%)	(3.7%)	(3.9%)

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

	Fiscal Year Ended September 30,
	2025	2024	2023	2022	2021
Customer losses to natural gas conversion and electricity	(1.3)%	(1.4)%	(1.6)%	(1.5)%	(1.1)%

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

Generally, home heating oil and propane are secondary energy choices for new housing construction, because natural gas is usually selected when the infrastructure exists. In certain areas in our operating footprint, state and local legislatures are mandating using electricity in new building construction, thus displacing heating systems using fossil fuels, such as heating oil and propane. As such, our industry is declining. Accordingly, our ability to maintain or grow our customer base will depend on our ability to make acquisitions on economically acceptable terms. We cannot assume that we will be able to identify attractive acquisition candidates in the future or that we will be able to acquire businesses on economically acceptable terms. Adverse operating and financial results may limit our access to capital and adversely affect our ability to make acquisitions.

Our acquisition activities could result in operational difficulties, unrecoverable costs and other negative consequences, any of which may adversely impact our financial condition and results of operations.

Any acquisition may involve potential risks to us and ultimately to our unitholders, including an increase in our indebtedness, an increase in our working capital requirements, an inability to integrate the operations of the acquired business, an excess of customer loss from the acquired business, loss of key employees from the acquired business and the exposure to post-closing liabilities of the seller or otherwise associated with the acquired business.

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

To partially mitigate the adverse effect of warm weather on cash flows, we have used weather hedge contracts for a number of years. In general, such weather hedge contracts provide that we are entitled to receive a specific payment per heating degree-day shortfall, when the total number of heating degree-days in the hedge period is less than the ten year average. The “payment thresholds,” or "strikes," are set at various levels. The hedge period runs from November 1, through March 31, of a fiscal year taken as a whole. Although we have entered into weather hedges for fiscal 2026 and in prior years' periods, there can be no assurance that weather hedge contracts on historical terms and prices will continue to be available past fiscal 2026. There can be no assurance that our weather hedge contracts, if any, will fully or substantially offset the adverse effects of warmer weather on our business and operating results or that colder weather will result in enough profit to offset our hedging costs.

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

In the recent years, there has been increased governmental regulation in response to climate change and concerning the effect of greenhouse gas (“GHG”) emissions, from the combustion of carbon-based fossil fuels. Our heating oil and propane products are widely considered to be fossil fuels that produce GHG emissions. The State of New York, where a majority of our operations are located, Massachusetts, Rhode Island and Connecticut and certain municipalities in our operating footprint have adopted laws, regulations and policies addressing climate change and restricting GHG emissions from fossil fuel burning systems. Commencing July 1, 2025, we are subject to an increase from the current level of 5% to now a level of 10% in the minimum percentage of biodiesel that is required to be blended with home heating oil sold for heating purposes in buildings located in the States of New York and Connecticut (where a significant portion of our customers are located), and an increase from the current level of 10% to now a level of 20% in the minimum percentage of biodiesel that is required to be blended with home heating oil sold for heating purposes in buildings in Rhode Island. Depending upon the relationship of home heating oil and biodiesel, these regulations may decrease or increase our wholesale product costs in New York, Connecticut or Rhode Island. For additional information about climate change regulations affecting us, See Item 1 “Business – Government Regulations” for a summary of certain laws, regulations and policies adopted by states and municipalities in our operating footprint addressing climate change and/or restricting GHG emissions from fossil-fuel burning systems. The federal, state and local climate change regulatory landscape is highly complex and rapidly and continuously evolving. At this time, we cannot predict whether, when, which, or in what form climate change legislation provisions and GHG emission restrictions may be enacted and what the impact of any such legislation or standards may have on our business, financial conditions or operations in the future. These measures could have a negative impact on our business over time or in the future.

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

As of September 30, 2025, approximately 40% of our employees were covered under 64 different collective bargaining agreements. As a result, we are usually involved in union negotiations with several local bargaining units at any given time. There can be no assurance that we will be able to negotiate the terms of any expired or expiring agreement on terms satisfactory to us. Although we consider our relations with our employees to be generally satisfactory, we may experience strikes, work stoppages or slowdowns in the future. If our unionized workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, our non-union employees may become subject to labor organizing efforts. If any of our current non-union facilities were to unionize, we could incur increased risk of work stoppages and potentially higher labor costs.

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

At September 30, 2025, we had outstanding under our seventh amended and restated revolving credit facility agreement a $189.0 million term loan, no borrowings outstanding under the revolver portion of the agreement, $5.1 million of letters of credit, $1.3 million hedge positions were secured under the credit agreement and our availability was $165.0 million. (See the credit agreement at Note 13 of the Notes to the Consolidated Financial Statements—Long-Term Debt and Bank Facility Borrowings). Our debt is often substantially higher during the heating season as we access our revolving credit facilities to finance accounts receivable and inventory balances. For example, our borrowings under the revolver peaked at $75.4 million during the fiscal 2025 heating season. Our substantial indebtedness and other financial obligations could:

•
impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, unit repurchases, paying distributions or general partnership purposes;
•
have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants in our debt agreements and an event of default occurs that is not cured or waived;
•
expose us to interest rate risk because a significant portion of our borrowings are at variable rates of interest; and
•
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

General Risk Factors

International tariffs could materially and adversely affect our business and results of operations.

The Trump administration has announced certain changes, and has proposed additional changes, in trade policies, including the imposition of significant tariffs on imports from other countries. These actions have resulted in, and are expected to further result in, foreign governments taking retaliatory trade actions, which could increase our cost to operate. These cost increases may result in increases in the prices we charge our customers thereby reducing demand for our products and services. To the extent that we cannot pass along cost increases by increasing the retail sales prices of our products and services, our profit margins will suffer.

The imposition of certain tariffs, including the “reciprocal tariffs” announced by the Trump administration, have been introduced and paused on numerous occasions, pending negotiations with the relevant countries. As a result, there continues to be significant uncertainty regarding the extent and duration of applicable tariffs, and their impact on the global economy. Any resulting economic downturns or market volatility may result in increased customer conservation and attrition. In response to consumer spending, we may decide to offer a higher amount of discounts and incentives than we have historically, which may adversely impact our operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have implemented an information security program to assess, identify, and manage material risks from cybersecurity threats. This program includes policies and procedures that guide the development, implementation, and maintenance of security measures and controls. We utilize industry-standard metrics to evaluate the criticality of software, data assets, and operational technology. We believe that our cybersecurity efforts align with the Center for Internet Security (CIS) Controls and the National Institute of Standards and Technology (NIST) Cybersecurity Framework, and we conduct annual assessments to ensure compliance.

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

We employ governance, risk, and compliance (GRC) information technology tools to manage cybersecurity risks and maintain business continuity and disaster recovery plans to prepare for potential disruptions. Our employees receive cybersecurity awareness training upon hiring, with additional training provided on a regular basis.

Governance

The Vice President of Information Technology (IT) and the Director of IT Security are responsible for overseeing our cybersecurity risk management program and assessing cybersecurity risks. This includes managing internal cybersecurity staff, consulting with external cybersecurity experts, and staying informed through governmental and private sources. They report regularly to executive management on cybersecurity threats, resources, and program updates.

Cybersecurity risk management and strategy are integrated into our overall risk management processes. The program monitors the prevention, detection, assessment, mitigation, and remediation of cybersecurity risks and incidents. The Vice President of IT presents updates on IT projects, including cybersecurity policies and programs, to executive management at least quarterly.

The Board of Directors has overall oversight of key risks, with strategic oversight of cybersecurity risk management delegated to the Audit Committee. Annually, the Audit Committee reviews the Company’s enterprise risk management, which includes cybersecurity. In fiscal year 2024, the Audit Committee established an IT Audit Subcommittee to enhance focus on IT-related internal controls and cybersecurity. The Board and Audit Committee have appointed one of the members of the Audit Committee to sit on the IT Subcommittee. This subcommittee meets quarterly with key company leaders to review cybersecurity risks and audit findings and reports regularly to the Audit Committee.

Impacts from Cybersecurity Threats

Although we have experienced cybersecurity incidents, we do not believe they have, or are likely to have, a material impact on the business. However, we recognize that cybersecurity threats are constantly evolving, and future incidents remain a possibility. Despite our security measures and IT controls, we cannot guarantee that future cybersecurity incidents will be prevented. A successful attack could have significant consequences for the business. For more information on the risks associated with cybersecurity threats, see Item 1A, Risk Factors - "Risk Related to Information Technology and Cybersecurity."

ITEM 2. PROPERTIES

We currently provide services to our customers in the United States in twelve states and the District of Columbia, ranging from Massachusetts to Maryland from 42 principal operating locations and 81 depots, 57 of which are owned and 66 of which are leased. As of September 30, 2025, we had a fleet of approximately 1,169 truck and transport vehicles, the majority of which were owned; and, 1,211 service and 377 support vehicles, the majority of which were leased. Our obligations under our credit agreement are secured by liens and mortgages on substantially all of the Company’s and subsidiaries’ real and personal property.

ITEM 3. LEGAL PROCEEDINGS—LITIGATION

We are involved from time to time in litigation incidental to the conduct of our business, but we are not currently a party to any material lawsuit or proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

The common units, representing limited partner interests in Star, are listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “SGU.”

The following tables set forth the range of the daily high and low sales prices per common unit and the cash distributions declared on each unit for the periods indicated.

	SGU – Common Unit Price Range				Distributions Declared
	High		Low		per Unit
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year	Year	Year
Quarter Ended	2025	2024	2025	2024	2025	2024
December 31,	$12.93	$14.76	$10.84	$11.06	$0.1725	$0.1625
March 31,	$13.75	$12.34	$11.11	$9.91	$0.1725	$0.1625
June 30,	$13.45	$11.85	$11.31	$9.64	$0.1850	$0.1725
September 30,	$12.20	$12.64	$11.37	$10.11	$0.1850	$0.1725

As of November 30, 2025, there were approximately 176 holders of record of common units.

The Company’s 0.3 million general partner units are not publicly traded or publicly listed.

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

According to the terms of our Partnership Agreement, minimum quarterly distributions on the common units accrue at the rate of $0.0675 per quarter ($0.27 on an annual basis). The information concerning restrictions on distributions required by Item 5 of this Report is incorporated by reference to Note 4 to the Company’s Consolidated Financial Statements - Quarterly Distribution of Available Cash. The credit agreement imposes certain restrictions on our ability to pay distributions to unitholders. In order to pay any distributions to unitholders or repurchase Common Units, the Company must maintain Availability (as defined in the credit agreement) not less than the greater of (i) 15% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) which was $25.7 million at September 30, 2025 and (ii) $40 million on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 after giving pro forma effect to such distributions as if such distributions were paid on the first day of the relevant period. (See Note 13 of the Notes to the Consolidated Financial Statements —Long-Term Debt and Bank Facility Borrowings).

On October 16, 2025, we declared a quarterly distribution of $0.1850 per unit, or $0.74 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2025, paid on November 5, 2025, to holders of record on October 27, 2025. The amount of distributions in excess of the minimum quarterly distribution of $0.0675, were distributed in accordance with our Partnership Agreement, subject to management incentive compensation plan. As a result, $6.1 million was paid to the Common Unit holders, $0.4 million to the general partner unit holders (including $0.4 million of incentive distribution as provided in our Partnership Agreement) and $0.4 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Unit Repurchase Plans and Retirement

Note 5 to the Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the fiscal year ended September 30, 2025 is incorporated into this Item 5 by reference.

ITEM 6. (RESERVED)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including the impact of geopolitical events on wholesale product cost volatility, tariff regimes, including newly imposed U.S. tariffs and any additional responsive non-U.S. tariffs or additional U.S. tariffs, the price and supply of the products that we sell, our ability to purchase sufficient quantities of product to meet our customer’s needs, rapid increases in levels of inflation, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, the effect of weather conditions on our financial performance, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, natural gas conversions and electrification of heating systems, pandemic and future global health pandemics, recessionary economic conditions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including federal, state and municipal laws restricting greenhouse gases ("GHG") emissions and federal, state and local environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, cyber-attacks, global supply chain issues, labor shortages and new technology, including alternative methods for heating and cooling residences. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors,” “Business Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

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

	Fiscal 2025 (a)		Fiscal 2024		Fiscal 2023		Fiscal 2022		Fiscal 2021
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.13	$2.40	$2.51	$3.22	$2.78	$4.55	$2.06	$2.59	$1.08	$1.51
March 31	2.16	2.62	2.53	2.96	2.61	3.55	2.36	4.44	1.46	1.97
June 30	1.97	2.54	2.29	2.77	2.23	2.73	3.27	5.14	1.77	2.16
September 30	2.23	2.51	2.06	2.63	2.38	3.48	3.13	4.01	1.91	2.34

a)
On November 28, 2025, the NYMEX ultra low sulfur diesel contract closed at $2.33 per gallon.

Income Taxes

New Federal Income Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains several changes to corporate taxation including changes to depreciation deductions, deductions for interest expense and reinstated 100% bonus depreciation on fixed assets acquired and placed in service after January 19, 2025.

Book versus Tax Deductions

The amount of our cash flow generated in any given year depends upon a variety of factors including the amount of our cash income taxes. The amount of depreciation and amortization that we deduct for book (i.e., financial reporting) purposes differs from the amount that the Company can deduct for Federal tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that we expect to deduct for Federal tax purposes, based on currently owned assets. While we file our tax returns based on a calendar year, the amounts below are based on our September 30 fiscal year, and the tax amounts include any bonus depreciation available for fixed assets purchased and placed in service. However, this table only includes assets purchased to date, and does not include any forecast for future annual capital purchases.

Estimated Depreciation and Amortization Expense

(in thousands) Fiscal Year	Book	Tax
2025	$36,420	$56,078
2026	33,763	32,718
2027	30,679	30,361
2028	27,203	28,486
2029	24,759	25,331
2030	21,025	22,237

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

The Company entered into weather hedge contracts for fiscal year 2025 and 2024. The hedge period runs from November 1 through March 31, taken as a whole. The “Payment Thresholds,” or strikes, are set at various levels and are referenced against degree days for the prior ten year average. Under these contracts, the maximum amount the Company could have received was $15.0 million for fiscal 2025 and $12.5 million for fiscal 2024. For the contracts applicable to fiscal 2025, we were additionally obligated to make an annual payment capped at $5.0 million if degree days exceeded the Payment Threshold. This obligation did not exist under the contract applicable for fiscal 2024.

The temperatures experienced during the hedge period through March 31, 2025 were colder than the strikes in the weather hedge contracts. As a result in fiscal 2025, we increased delivery and branch expense by $3.1 million under those weather hedge contracts, and paid the amount in full in April 2025. By comparison, the temperatures experienced during the hedge period through March 31, 2024 were warmer than the strikes in the weather hedge contract. In fiscal 2024, we reduced delivery and branch expenses by $7.5 million under those weather hedge contracts, and received the amount in full in April 2024.

For fiscal 2026, the Company entered into weather hedge contracts with the similar hedge period described above. The maximum that the Company can receive is $15.0 million annually and we are obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold.

Tariffs

In April 2025, the U.S. government announced a baseline tariff of 10% on certain products imported from all countries and an additional individualized reciprocal tariff on some countries, including Canada and China. Current uncertainties about tariffs and their effects on trading relationships may affect the cost and availability of the Company's assets, such as trucks, and potentially the products and services we sell as well as potentially contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

Increases in State Law Minimum Biofuel Blending Requirements

Commencing July 1, 2025, the minimum percentage of biodiesel that is required be blended with home heating oil sold for heating purposes in buildings located in the States of New York and Connecticut (where a significant portion of our customers are located) was increased from 5% to 10%. In Rhode Island, the minimum required biodiesel blend increased from 10% to 20%, also commencing July 1, 2025. Depending upon the relationship of home heating oil and biodiesel, these regulations may decrease or increase the cost of home heating oil for Star and our competition in New York, Connecticut or Rhode Island.

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

Customer Attrition

We measure net customer attrition on an ongoing basis for our full service residential and commercial home heating oil and propane customers. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. However, additional customers that are obtained through marketing efforts or lost at newly acquired businesses are included in these calculations from the point of closing going forward. Customer attrition percentage calculations include customers added through acquisitions in the denominators of the calculations on a weighted average basis from the closing date. Gross customer losses are the result of a number of factors, including price competition, move-outs, credit losses, conversions to natural gas and service disruptions. When a customer moves out of an existing home, we count the “move out” as a loss, and if we are successful in signing up the new homeowner, the “move in” is treated as a gain. Customers sourced by our buying group and association partners are included in our home heating oil and propane customer base. Therefore, any changes in the relationships with these partners could impact gross customer gains and losses going forward.

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2025			2024			2023
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	15,300	16,700	(1,400)	17,100	17,800	(700)	26,500	19,500	7,000
Second Quarter	9,900	14,500	(4,600)	9,300	14,400	(5,100)	9,300	18,100	(8,800)
Third Quarter	4,600	11,600	(7,000)	4,700	11,000	(6,300)	5,300	12,600	(7,300)
Fourth Quarter	7,000	13,600	(6,600)	7,900	12,400	(4,500)	8,900	14,600	(5,700)
Total	36,800	56,400	(19,600)	39,000	55,600	(16,600)	50,000	64,800	(14,800)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2025			2024			2023
	Gross Customer		Net	Gross Customer		Net	Gross Customer		Net
	Gains	Losses	Gains / (Attrition)	Gains	Losses	Gains / (Attrition)	Gains	Losses	Gains / (Attrition)
First Quarter	3.8%	4.1%	(0.3)%	4.3%	4.5%	(0.2)%	6.4%	4.7%	1.7%
Second Quarter	2.5%	3.7%	(1.2)%	2.3%	3.6%	(1.3)%	2.2%	4.3%	(2.1)%
Third Quarter	0.9%	2.5%	(1.6)%	1.2%	2.8%	(1.6)%	1.3%	3.1%	(1.8)%
Fourth Quarter	1.6%	3.2%	(1.6)%	2.0%	3.1%	(1.1)%	2.1%	3.5%	(1.4)%
Total	8.8%	13.5%	(4.7)%	9.8%	14.0%	(4.2)%	12.0%	15.6%	(3.6)%

For fiscal 2025, the Company lost 19,600 accounts (net), or 4.7%, of its home heating oil and propane customer base, compared to 16,600 accounts lost (net), or 4.2%, of its home heating oil and propane customer base, during fiscal 2024. Gross customer gains were 2,200 accounts less than the prior year’s comparable period and gross customer losses were 800 accounts higher due largely to an increase in credit losses.

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

During fiscal 2025, we estimate that we lost (1.3%) of our home heating oil and propane accounts to natural gas and electricity conversions versus (1.4%) for fiscal 2024 and (1.6%) for fiscal 2023. Losses to natural gas and electricity in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons. During fiscal 2025, the Company acquired one heating oil business and three propane businesses for approximately $80.5 million. During fiscal 2024, the Company acquired one propane business and four heating oil businesses for approximately $49.4 million. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

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

Fiscal Year Ended September 30, 2025

Compared to Fiscal Year Ended September 30, 2024

Volume

For fiscal 2025, the retail volume of home heating oil and propane sold increased by 29.2 million gallons, or 11.5%, to 282.6 million gallons, compared to 253.4 million gallons for fiscal 2024. For those locations where we had existing operations during both periods, which we sometimes refer to as the “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for fiscal 2025 were 8.2% colder than fiscal 2024 but 8.3% warmer than normal, as reported by NOAA. For fiscal 2025, net customer attrition for the base business was 4.7%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

Heating Oil
(in millions of gallons)	and Propane
Volume - Fiscal 2024	253.4
Net customer attrition	(13.2)
Impact of colder temperatures	18.7
Acquisitions	25.1
Other	(1.4)
Change	29.2
Volume - Fiscal 2025	282.6

The following chart sets forth the percentage by volume of total home heating oil and propane sold to residential variable-price customers, residential price-protected customers, and commercial/industrial/other customers for fiscal 2025 compared to fiscal 2024:

	Twelve Months Ended
Customers	September 30, 2025	September 30, 2024
Residential Variable	46.8%	44.2%
Residential Price-Protected (Ceiling and Fixed Price)	35.5%	38.6%
Commercial/Industrial/Other	17.7%	17.2%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 5.2 million gallons, or 4.0%, to 123.9 million gallons for fiscal 2025, compared to 129.1 million gallons for fiscal 2024.

Product Sales

For fiscal 2025, product sales decreased $11.2 million, or 0.8%, to $1,437.6 million, compared to $1,448.8 million in fiscal 2024, due to a decrease in average selling prices that was slightly offset by an increase in total volume sold of 6.3%. Selling prices decreased largely due to a decrease in wholesale product cost of $0.3199 per gallon, or 12.5%, compared to fiscal 2024. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Installations and Services Sales

For fiscal 2025, installation and service sales increased $29.5 million, or 9.3%, to $346.8 million, compared to $317.3 million for fiscal 2024. Installation sales increased by $11.7 million, or 9.5%, and service sales increased by $17.8 million, or 9.2%. The increase was driven by $22.6 million of sales generated from recent acquisitions, and the remainder was driven by a concerted effort to expand these offerings to our customers as well as annual price increases.

Cost of Product

For fiscal 2025, cost of product decreased $68.4 million, or 7.0%, to $912.4 million, compared to $980.8 million for fiscal 2024, due to a decrease in wholesale product cost of $0.3199 per gallon, or 12.5%, slightly offset by an increase in total volume sold of 6.3%. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Gross Profit—Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for fiscal 2025 increased by $0.0222 per gallon, or 1.3%, to $1.7022 per gallon, from $1.6800 per gallon during fiscal 2024. In the base business, home heating and propane margins for fiscal 2025 increased by $0.0512 per gallon, or 3.1% to $1.7312 per gallon. We cannot assume that the per gallon margins realized during fiscal 2025 are sustainable for future periods. Product sales and cost of product include home heating oil, propane, motor fuel, other petroleum products and liquidated damages billings.

	Twelve Months Ended
	September 30, 2025		September 30, 2024
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	282.6		253.4
Sales	$1,119.8	$3.9619	$1,082.0	$4.2695
Cost	$638.7	$2.2597	$656.2	$2.5895
Gross Profit	$481.1	$1.7022	$425.8	$1.6800

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	123.9		129.1
Sales	$317.8	$2.5642	$366.8	$2.8406
Cost	$273.7	$2.2083	$324.6	$2.5136
Gross Profit	$44.1	$0.3559	$42.2	$0.3270

Total Product	Amount (in millions)		Amount (in millions)
Sales	$1,437.6		$1,448.8
Cost	$912.4		$980.8
Gross Profit	$525.2		$468.0

For fiscal 2025, total product gross profit was $525.2 million, which was $57.2 million, or 12.2%, higher than fiscal 2024, due to an increase in home heating oil and propane volume sold ($49.0 million), an increase in home heating oil and propane margins ($6.3 million) and an increase in gross profit from other petroleum products ($1.9 million).

Cost of Installations and Services

Total installation costs for fiscal 2025 increased by $10.0 million or 9.9%, to $110.9 million, compared to $100.9 million of installation costs for fiscal 2024. This increase was largely due to the higher installation sales from recent acquisitions. Installation costs as a percentage of installation sales were 82.1% for fiscal 2025 and 81.7% for fiscal 2024. The gross profit from installations increased by $1.7 million.

Service expense increased by $15.7 million, or 8.6%, to $198.2 million for fiscal 2025, representing 93.7% of service sales, versus $182.5 million, or 94.2% of service sales, for fiscal 2024. The increase was largely due to higher service sales from recent acquisitions. In addition, a large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. In fiscal 2025, the demand for service was greater than fiscal 2024 due to colder weather conditions. The gross profit from service increased by $2.1 million.

We realized a combined gross profit from services and installations of $37.7 million for fiscal 2025 compared to a combined gross profit of $33.9 million for fiscal 2024, a $3.8 million increase in profitability.

(Increase) Decrease in the Fair Value of Derivative Instruments

During fiscal 2025, the change in the fair value of derivative instruments resulted in a $13.4 million credit as a decrease in the market value for unexpired hedges (a $1.0 million charge) was more than offset by a $14.4 million credit due to the expiration of certain hedged positions.

During fiscal 2024, the change in the fair value of derivative instruments resulted in a $19.0 million charge due to a decrease in the market value for unexpired hedges (a $14.6 million charge) and a $4.4 million charge due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For fiscal 2025, delivery and branch expenses increased $34.4 million to $400.8 million, compared to $366.4 million for fiscal 2024. The temperatures experienced from November 2024 through March 2025 (the weather hedge period) were colder than the strike prices and, therefore, the Company recorded an expense under those weather hedge contracts of $3.1 million. This compares to the prior-year period which, due to warmer weather, the Company recorded a credit of $7.5 million under its weather hedge contract. The increase was also driven by $23.1 million of expenses from recent acquisitions and a $0.7 million increase in net base business expenses. The increase in the base business expenses was driven by a $2.3 million, or 2.2%, increase in delivery expenses due to a 4.1 million gallon, or 1.6%, increase in home heating oil and propane volume sold in the base business compared to the prior year and $2.6 million of other net expense increases that were partially offset by a $4.2 million decrease in insurance related costs.

Depreciation and Amortization Expenses

For fiscal 2025, depreciation and amortization expense increased $3.9 million, or 12.2%, to $35.4 million, compared to $31.5 million for fiscal 2024, primarily due to acquisitions.

General and Administrative Expenses

For fiscal 2025, general and administrative expenses increased $2.1 million, or 7.4%, to $30.5 million, compared to $28.4 million for fiscal 2024, due to a $1.5 million increase in profit sharing expense and a $0.6 million increase salaries and benefits expenses. The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For fiscal 2025, finance charge income increased by $0.3 million, or 7.4%, to $4.9 million compared to $4.6 million for fiscal 2024, primarily due to higher customer late payment charges.

Interest Expense, Net

For fiscal 2025, net interest expense increased by $2.7 million, or 23.9%, to $14.3 million compared to $11.6 million for fiscal 2024. The year-over-year change was driven by an increase in average borrowings of $58.2 million from $158.9 million for the fiscal 2024 to $217.1 million for fiscal 2025 that was partially offset by a decrease in the weighted average interest rate from 7.3% for fiscal 2024 to 7.1% for fiscal 2025. To hedge against rising interest rates, the Company utilizes interest rate swaps. At September 30, 2025, approximately 39% of borrowings under Star's variable-rate long term debt were not subject to interest rate increases as a result of interest rate swaps.

Amortization of Debt Issuance Costs

For fiscal 2025, amortization of debt issuance costs increased to $1.1 million from $1.0 million for fiscal 2024.

Other Income, Net

Other income, net for fiscal 2025 of $3.8 million represents the net gain on the sale of land and building at a New Jersey operating location with a carrying value of $1.0 million for net cash proceeds of $4.8 million.

Income Tax Expense

For fiscal 2025, the Company’s income tax expense increased by $16.1 million to $29.4 million, from $13.3 million for fiscal 2024. The increase was driven by a $54.3 million increase in income before income taxes and an increase in the effective income tax rate from 27.5% for fiscal 2024 to 28.6% for fiscal 2025 due primarily to an increase in state taxes.

Net Income

For fiscal 2025, net income increased $38.3 million, or 108.7%, to $73.5 million, primarily due to a $32.4 million favorable change in the fair value of derivative instruments, a $24.8 million increase in Adjusted EBITDA and a $3.8 million gain on the sale of land and a building at a New Jersey operating location that was partially offset by a $16.1 million increase in income tax expense, a $3.9 million increase in depreciation and amortization expenses and a $2.7 million increase in interest expense.

Adjusted EBITDA

For fiscal 2025, Adjusted EBITDA increased by $24.8 million, or 22.2%, to $136.4 million compared to fiscal 2024, primarily due to an $18.5 million increase in Adjusted EBITDA in the base business and a $16.9 million increase in Adjusted EBITDA from recent acquisitions that was partially offset by a $10.6 million increase in expense related to the Company's weather hedge contracts. The increase in Adjusted EBITDA in the base business was driven by an increase in home heating oil and propane per gallon margins, higher home heating oil and propane volume sold due to colder weather and an improvement in service and installation profitability.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provide additional information for evaluating the Company’s ability to make the Minimum Quarterly Distribution.

EBITDA and Adjusted EBITDA are calculated as follows:

	Twelve Months Ended September 30,
(in thousands)	2025	2024
Net income	$73,495	$35,223
Plus:
Income tax expense	29,407	13,331
Amortization of debt issuance cost	1,068	988
Interest expense, net	14,323	11,560
Depreciation and amortization	35,352	31,494
EBITDA (a)	153,645	92,596
(Increase) / decrease in the fair value of derivative instruments	(13,390)	19,018
Other income, net	(3,822)	—
Adjusted EBITDA (a)	136,433	111,614

Add / (subtract)
Income tax expense	(29,407)	(13,331)
Interest expense, net	(14,323)	(11,560)
Provision for losses on accounts receivable	6,879	8,042
(Increase) decrease in receivables	(14,011)	11,271
(Increase) decrease in inventories	(3,231)	18,475
Decrease in customer credit balances	(19,128)	(15,546)
Change in deferred taxes	8,527	(3,989)
Change in other operating assets and liabilities	(789)	6,002
Net cash provided by operating activities	$70,950	$110,978
Net cash used in investing activities	$(99,854)	$(61,185)
Net cash (used in) provided by financing activities	$(63,748)	$22,351

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

Fiscal Year Ended September 30, 2024

Compared to Fiscal Year Ended September 30, 2023

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within the Form 10-K for the fiscal year ended September 30, 2024 for the fiscal 2024 to fiscal 2023 comparative discussion.

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

During fiscal 2025, cash provided by operating activities decreased $40.0 million to $71.0 million, compared to $111.0 million provided by operating activities during fiscal 2024, as a $17.3 million increase in cash flows from operations and a $5.5 million increase of cash from the timing of accounts payable payments was more than offset by an increase in net trade receivables on a comparable basis (including accounts receivable and customer credit balance accounts) that drove a $28.9 million reduction in cash provided by operating activities. The 8.2% colder weather experienced throughout fiscal 2025, additional volume from acquisitions, and a 3.1% increase in sales for the fourth quarter of fiscal 2025 drove an increase in net trade receivables as compared to the prior year. Days sales outstanding increased slightly by 1.5 days to 37.9 days as of September 30, 2025 compared to 36.4 days as of September 30, 2024. The timing of inventory purchases further drove a $21.7 million increased cash usage compared to the prior year as we entered the 2025 heating season with a lower level of inventory than in fiscal 2024, as well as a $7.5 million reduction in cash required for collateral and settlement liabilities at derivative counterparties in the prior fiscal year that did not repeat in the current fiscal year, and $4.7 million of other net changes in working capital.

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

Investing Activities

Our capital expenditures for fiscal 2025 totaled $14.9 million, as we invested in our fleet and other equipment ($9.1 million), refurbished certain physical plants ($2.2 million), expanded our propane operations ($1.7 million) and invested in computer hardware and software ($1.9 million).

During fiscal 2025, $2.6 million of earnings were reinvested into an irrevocable trust to secure certain liabilities for our captive insurance company. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We were not required to make any additional funding into the captive due in part to our historical and projected claims experience and the interest income generated in fiscal 2025.

During fiscal 2025, the Company acquired one heating oil business and three propane businesses for approximately $80.5 million in cash. The gross purchase price was allocated $38.7 million to intangible assets, $17.7 million to goodwill, $25.2 million to fixed assets, and reduced by $1.1 million in negative working capital.

During fiscal 2025, the Company acquired certain intangible and fixed assets for $7.7 million and sold certain assets for cash proceeds of $0.3 million. The Company also sold fixed assets for cash proceeds of $5.5 million, including $4.8 million of net cash proceeds from the sale of a New Jersey operating location.

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

During fiscal 2024, the Company acquired one propane business and four heating oil businesses for approximately $49.4 million in cash. The gross purchase price was allocated $40.4 million to intangible assets, $13.7 million to goodwill, $4.9 million to fixed assets, and reduced by $9.6 million in negative working capital.

Financing Activities

During fiscal 2025, we repaid $21.0 million of our term loan, borrowed $75.4 million under our revolving credit facility and subsequently repaid $75.4 million. We also repurchased 1.3 million Common Units for $15.6 million in connection with our unit repurchase plan, and paid distributions of $24.5 million to our Common Unit holders and $1.6 million to our General Partner unit holders (including $1.5 million of incentive distributions as provided in our Partnership Agreement).

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

Funding for capital requirements, at least in the near term, are expected to be funded by cash flows from operating activities, cash on hand as of September 30, 2025 ($24.7 million) or a combination thereof. We believe that these cash sources will also be sufficient to satisfy our capital requirements in the longer-term. However, if they are not sufficient, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of September 30, 2025, we had accounts receivable of $102.1 million of which $67.6 million is due from residential customers and $34.5 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivable. If these balances do not meet the eligibility tests as defined in our credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of September 30, 2025, we had no borrowings under our revolving credit facility, $189.0 million outstanding under our term loan, $5.1 million in letters of credit outstanding and $1.3 million hedge positions were secured under the credit agreement.

As of September 30 2025 Availability as defined in the seventh amended and restated revolving credit facility agreement was $165.0 million and we were in compliance with the financial covenants. Under the terms of the credit agreement, if Availability (as defined in the credit agreement) is less than the greater of (a) 12.5% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) which was $21.4 million at September 30, 2025 and (b) $35.0 million, we must maintain a fixed charge coverage ratio of 1.10. We are also required to maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 5.5 as of December 31st or March 31st.

Maintenance capital expenditures for fiscal 2026 are estimated to be approximately $12.9 million, excluding the capital requirements for leased fleet which we currently estimate to be $13.4 million. In addition, we plan to invest approximately $1.5 million in our propane operations. Distributions for fiscal 2026, at the current quarterly level of $0.1850 per unit, would result in aggregate payments of approximately $24.4 million to Common Unit holders, $1.6 million to our General Partner (including $1.5 million of incentive distribution as provided for in our Partnership Agreement) and $1.5 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. Under the terms of our seventh amended and restated revolving credit facility agreement, our term loan is repayable in quarterly payments of $5.3 million. We are not required to make an additional term loan repayments as we did not generate any Excess Cash Flow in fiscal 2025 due to amounts being reinvested back into the business (see Note 13 - Long-Term Debt and Bank Facility Borrowings). Further, subject to any additional liquidity issues or concerns resulting from wholesale price volatility, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no obligations arising out of a material variable interest held by us in an unconsolidated entity and, we have no off-balance sheet debt.

Long-term contractual obligations, except for our long-term debt and New England Teamsters and Trucking Industry Pension Fund withdrawal obligations and operating leases liabilities, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs. The Company had no capital lease obligations as of September 30, 2025.

The table below summarizes the payment schedule of our contractual obligations at September 30, 2025 (in thousands):

	Payments Due by Fiscal Year
	Total	2026	2027 and 2028	2029 and 2030	Thereafter
Debt obligations (a)	$189,000	$21,000	$42,000	$126,000	$—
Operating lease obligations (b)	115,985	25,820	43,386	29,169	17,610
Purchase obligations and other (c)	55,194	12,654	11,384	6,044	25,112
Interest obligations (d)	46,084	13,924	23,058	9,102	—
	$406,263	$73,398	$119,828	$170,315	$42,722

(a)
Reflects payments due of debt existing as of September 30, 2025, considering the terms of our credit agreement. (See Note 13 - Long-Term Debt and Bank Facility Borrowings)
(b)
Represents various operating leases for office space, trucks, vans and other equipment with third parties. Maturities of operating leases are presented undiscounted. (See Note 16 - Leases)
(c)
Represents non-cancelable commitments as of September 30, 2025 for operations such as customer related invoice and statement processing, voice and data phone/computer services, real estate taxes on leased property and our undiscounted future payment obligations to the New England Teamsters and Trucking Industry Pension Fund.
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

Critical Accounting Estimates

Self-Insurance Liabilities

We currently self-insure a portion of workers’ compensation, auto, general liability and medical claims. We establish and periodically evaluate self-insurance liabilities based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, including frequency, severity, demographic factors and other actuarial assumptions, supplemented with the support of a qualified third-party actuary. As of September 30, 2025, we had approximately $78.8 million of self-insurance liabilities. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the self-insurance liabilities, which could have a material adverse effect on results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our credit agreement. We utilize these borrowings to meet our working capital needs.

At September 30, 2025, we had outstanding borrowings totaling $189.0 million, of which $114.5 million are subject to variable interest rates under our credit agreement. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.8 million.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2025, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $10.7 million from $(0.5) million to a fair market value of $10.2 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $8.0 million to a fair market value of $(8.5) million.

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

Our general partner’s chief executive officer and our chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of September 30, 2025.

The effectiveness of our internal control over financial reporting as of September 30, 2025 has been audited by our independent registered public accounting firm, as stated in their report which is included at Item 8 – Financial Statements and Supplementary Data.

(c) Change in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Other.

Our general partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are, or will be met, and that regardless of our evaluation of controls we cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Therefore, our controls system, no matter how well we believe it may be conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Company's controls system are met, or will be met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of our general partner have concluded, as of September 30, 2025, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

ITEM 9B. OTHER INFORMATION

(a) N/A

(b) Trading Plans. During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Kestrel Heat, as our general partner, oversees our activities. Unitholders do not directly or indirectly participate in our management or operation or elect the directors of the general partner. The Board of Directors (sometimes referred to as the “Board”) of Kestrel Heat has adopted a set of Partnership Governance Guidelines in accordance with the requirements of the New York Stock Exchange. A copy of these Guidelines is available on our website at www.stargrouplp.com. As of November 30, 2025, Kestrel Heat owned 325,729 general partner units.

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

Directors and Executive Officers of the General Partner

Directors are appointed for an indefinite term, subject to the discretion of Kestrel. The following table shows certain information for directors and executive officers of the general partner as of November 30, 2025:

Name	Age	Position
Paul A. Vermylen, Jr.	78	Chairman, Director
Jeffrey M. Woosnam	57	President, Chief Executive Officer and Director
Richard F. Ambury	68	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Jeffrey S. Hammond	63	Chief Operating Officer
Joseph R. McDonald	56	Chief Customer Officer
C. Scott Baxter(1)	64	Director
David M. Bauer(1)	56	Director
Daniel P. Donovan	79	Director
Bryan H. Lawrence	83	Director
William P. Nicoletti (1)	80	Director

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

C. Scott Baxter. Mr. Baxter has been a director of Kestrel Heat since April 28, 2006. Mr. Baxter is currently a Managing Partner of Green River Energy Partners where he advises clients on mergers and acquisitions, debt restructurings and occasionally provides expert witness testimony. For the past 30 years, Mr. Baxter has gained significant experience and expertise in the energy, power and renewables sectors where he has been a primary investment banking advisor in sourcing and executing over $300 billion in corporate mergers and acquisitions, debt restructurings and raising both public and private equity financings. Mr. Baxter also has significant experience advising independent committees of boards including rendering over 40 independent fairness opinions spanning the upstream, downstream, midstream, oil field services, power and renewables industry sectors including for many MLPs. Mr. Baxter has also testified many times as an expert witness.

Mr. Baxter’s previous energy-related investment banking experience includes serving as Head of the Americas for J.P. Morgan’s global energy group, Managing Director in the global energy group at Citigroup (Salomon Brothers), serving as head of the energy group for Houlihan Lokey, along with additional positions at other investment banking firms.

Mr. Baxter earned his undergraduate degree in Economics from Weber State University where he graduated cum laude, and he received his MBA degree from the University of Chicago Graduate School of Business. Mr. Baxter also served as an adjunct professor of finance at Columbia University’s Graduate School of Business from 2002 to 2006; and, he's served on the President’s National Advisory Council for Weber State University since 1996. Prior to business school, Mr. Baxter also worked for Peat Marwick Main & Co, and Price Waterhouse, both global accounting firms, and in the regional accounting office of Sears Roebuck & Co.

Mr. Baxter’s significant experience in finance, accounting, as an investor and as a senior investment banker focused in the energy-related industries, among other factors, led the Board to conclude that he should serve as an independent director of Kestrel Heat and serve on the audit committee.

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

Meetings of Directors

During fiscal 2025, the Board of Directors of Kestrel Heat met four times. All directors attended each meeting.

Committees of the Board of Directors

Kestrel Heat’s Board of Directors has one standing committee, the Audit Committee. Its members are appointed by the Board of Directors until their respective successors are elected. The NYSE corporate governance standards do not require limited partnerships to have a Nominating or Compensation Committee.

Audit Committee

William P. Nicoletti, David M. Bauer and C. Scott Baxter have been appointed to serve on the Audit Committee, which has adopted an Audit Committee Charter. Mr. Nicoletti serves as chairman of the Audit Committee. A copy of this charter is available on the Company’s website at www.stargrouplp.com. The Audit Committee reviews the external financial reporting of the Company, selects and engages the Company’s independent registered public accountants and approves all non-audit engagements of the independent registered public accountants.

Members of the Audit Committee may not be employees of Kestrel Heat or its affiliated companies and must otherwise meet the New York Stock Exchange and SEC independence requirements for service on the Audit Committee. The Board of Directors has determined that Messrs. Nicoletti, Bauer and Baxter are independent directors in that they do not have any material relationships with the Company (either directly, or as a partner, shareholder or officer of an organization that has a relationship with the Company) and they otherwise meet the independence requirements of the NYSE and the SEC. The Company’s Board of Directors has also determined that at least one member of the Audit Committee, Mr. Nicoletti, meets the SEC criteria of an “audit committee financial expert.” Please see Mr. Nicoletti’s biography under “Directors and Officers of the General Partner” for his relevant experience regarding his qualifications as an “audit committee financial expert.”

During fiscal 2025, the Audit Committee of Kestrel Heat, LLC met five times. All committee members attended each meeting.

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Company. The general partner is reimbursed for all expenses incurred on behalf of the Company, including the cost of compensation that are properly allocable to the Company. The Partnership Agreement provides that the general partner shall determine the expenses that are allocable to the Company in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Company for which a reasonable fee would be charged as determined by the general partner. There were no reimbursements of the General Partner in fiscal year 2025.

Adoption of Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to our officers and employees and our directors. A copy of the Code of Business Conduct and Ethics is available on our website at https://investors.stargrouplp.com/static-files/b43b1bb1-cb28-4bff-a86e-9e40cf1d3fdc.

We intend to post amendments to or waivers of our Code of Business Conduct and Ethics (to the extent applicable to any executive officer or director) on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on copies of reports furnished to us, we believe that during fiscal year 2025, all reporting persons complied with the Section 16(a) filing requirements applicable to them.

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

Insider Trading Policy

We have adopted an Insider Trading Policy (the “Policy”) and related procedures governing the purchase, sale and other dispositions of the Company’s securities by the Company’s officers, directors and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of the Policy is incorporated by reference as Exhibit 19 to this Report.

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

As a limited partnership that is listed on the New York Stock Exchange, we are not required to have a Compensation Committee. Since the Chairman of the general partner and the majority of the Board are not employees, the Board determined that it has adequate independence to act in the capacity of a Compensation Committee to establish and review the compensation of our executive officers and directors. The Board is comprised of Paul A. Vermylen Jr. (Chairman), Jeffrey M. Woosnam (President and Chief Executive Officer), Daniel P. Donovan, David M. Bauer, C. Scott Baxter, Bryan H. Lawrence, and William P. Nicoletti.

Throughout this Report, each person who served as chief executive officer (“CEO”) during fiscal 2025, each person who served as chief financial officer (“CFO”) during fiscal 2025 and the two other most highly compensated executive officers serving at September 30, 2025 (there being no other executive officers) are referred to as the “named executive officers” and are included in the Executive Compensation Table.

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

Compensation Methodology

The elements of our compensation program for named executive officers are intended to provide a total incentive package designed to drive performance and reward contributions in support of business strategies at the Company. Subject to the terms of employment agreements that have been entered into with certain named executive officers, all compensation determinations are discretionary and subject to the decision-making authority of the Board of Directors. We do not use benchmarking as a fixed criterion to determine compensation. Rather, after subjectively setting compensation based on the policies discussed above under “Compensation Philosophy and Policies”, we reviewed the compensation paid to officers holding similar positions at our peer group companies and certain information for privately held companies to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. Our peer group of public companies was comprised of the following companies: Atmos Energy Corporation, Global Partners, L.P., New Jersey Resources Corporation, Suburban Propane Partners, L.P. and Sunoco L.P. We chose these companies because they are engaged in the distribution of energy products like us.

Elements of Executive Compensation

For the fiscal year ended September 30, 2025, the principal components of compensation for the named executive officers were:

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

The majority of the Company’s compensation allocation is weighted towards base salary and annual discretionary profit sharing allocation. In addition, during fiscal 2025, an aggregate of $625,733 was paid to the named executive officers under the terms of the management incentive compensation plan and represented a small portion of the executive compensation that was paid to these officers. If we are successful in increasing the overall level of distributions payable to unitholders, the amounts payable to the named executive officers under the management incentive compensation plan should increase.

We believe that together all of our compensation components provide a balanced mix of fixed compensation and compensation that is contingent upon each executive officer’s individual performance and our overall performance. A goal of the compensation program is to provide executive officers with a reasonable level of security through base salary and benefits, while rewarding them through incentive compensation to achieve business objectives and create unitholder value over time. We believe that each of our compensation components is important in achieving this goal. Base salaries provide executives with a base level of monthly income and security. Annual discretionary profit sharing allocations and long-term incentive awards provide an incentive to our executives to achieve business objectives that increase our financial performance, which creates unitholder value through continuity of, and increases in, distributions and increases in the market value of the units. In addition, we want to ensure that our compensation programs are appropriately designed to encourage executive officer retention, which we believe is accomplished through all of our compensation elements.

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

Elements of individual performance considered, among others, without any specific weight given to each element, include business-related accomplishments during the year, difficulty and scope of responsibilities, effective leadership, experience, expected future contributions to the Company and difficulty of replacement. While base salary provides a base level of compensation intended to be competitive with the external market, the base salary for each named executive officer is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. Although we believe that base salaries for our named executive officers are generally competitive with the external market, we do not use benchmarking as a fixed criterion to determine base compensation. Rather, after subjectively setting base salaries based on the above factors, we review the compensation paid to officers holding similar positions at our peer group companies to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. We also take into account geographic differences for similar positions in the New York Metropolitan area. While cost of living is considered in determining annual increases, we do not typically provide full cost of living adjustments as salary increases are constrained by budgetary restrictions and the ability to fund the Company’s current cash needs.

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

There are no set formulas for determining the amount payable to our named executive officers from the profit sharing plan. Factors considered by our CEO and the Board in determining the level of profit sharing allocations generally include, without assigning a particular weight to any factor:

•
whether or not we achieved certain budgeted goals for the year and any material shortfalls or superior performances relative to expectations. Under the plan, no profit sharing was payable with respect to fiscal 2025 unless we achieved actual adjusted EBITDA for fiscal 2025 of at least 70% of the amount of budgeted adjusted EBITDA for fiscal 2025;
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

The Board of Directors retains the ultimate discretion to determine whether the named executive officers will receive annual profit sharing allocations based upon the factors discussed above. The Company is entitled to recover or “clawback” profit sharing allocations paid to our named executive officers in the event of any accounting restatement arising from a material non-compliance with the financial reporting requirements under the Securities Act of 1934, as amended, in accordance with the Company’s Incentive Compensation Recovery Policy dated as of October 19, 2023 (the “Clawback Policy”). At no time during or after the Company’s fiscal year ended September 30, 2025 was the Company required to prepare any accounting restatement that would have entitled the Company to recovery of profit sharing allocations under the Company’s Clawback Policy. A copy of the Policy is incorporated by reference as Exhibit 97 to this Report.

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

The pro rata share payable to the named executive officers under the Plan is based on the number of participation points as described under “Fiscal 2025 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and Available Cash (as defined in our Partnership Agreement) is distributed to the holders of our common units and general partner units in the following manner:

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

We distributed $1,480,229 in Incentive Distributions under the Plan during fiscal 2025, including payments to former employees and their heirs of approximately $760,299 and the named executive officers of approximately $625,733. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next 12 months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

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

In addition, as of September 30, 2025, we have one frozen defined benefit pension plan that was maintained for all eligible employees, including certain executive officers. The present value of accumulated benefits under this frozen defined benefit pension plan for certain executive officers is provided in the table labeled “Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits.”

Fiscal 2025 Compensation Decisions

For fiscal 2025, the foregoing elements of compensation were applied as follows:

Base Salary

The following table sets forth each named executive officer’s base salary as of October 1, 2025 and the percentage increase in base salary over October 1, 2024. The current base salaries for our named executive officers were determined based upon the factors discussed under the caption “Base Salary.” The average percentage increase in base salary for executives in our peer group was approximately 7.9%.

Name	Salary	Percentage Change From Prior Year
Jeffrey M. Woosnam	$511,290	3.5%
Richard F. Ambury	$508,155	3.5%
Jeffrey S. Hammond	$381,985	3.5%
Joseph R. McDonald	$381,985	3.5%

Annual Discretionary Profit Sharing Allocation

Based on the annual performance reviews for our CEO and named executive officers, the Board approved annual profit sharing allocations as reflected in the “Summary Compensation Table” and notes thereto. For fiscal 2025, the profit sharing amounts reflected in the Summary Compensation Table are over 18% higher than fiscal 2024 for Messrs. Woosnam, Ambury, Hammond and McDonald.

One of our primary performance measures is Adjusted EBITDA, as defined under the Profit Sharing Plan. For fiscal 2025, Adjusted EBITDA (as calculated under the Profit Sharing Plan) increased by $25.4 million, or 23%, to $134.6 million compared to fiscal 2024. For our peers that are on a fiscal year similar to Star Group, the average percentage increase in Adjusted EBITDA was 18.0%, and the average total compensation increased by 26.1%.

Another performance measure is acquisitions. During fiscal 2025, the Company acquired one heating oil business and three propane businesses with an aggregate purchase price of $80.5 million that are expected to generate approximately 11.7 million gallons of home heating oil and propane volumes annually. The Board concluded that Messrs. Woosnam, Ambury, Hammond and McDonald were instrumental in the successful integration of these transactions.

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

In fiscal 2025, $625,733 was paid to the named executive officers under the Plan as indicated in the following chart:

Name	Points	Percentage	Management Incentive Payments
Jeffrey M. Woosnam	60	5.5%	80,740
Richard F. Ambury	235	21.4%	316,231
Jeffrey S. Hammond	50	4.5%	67,283
Joseph R. McDonald	120	10.9%	161,479
Other Plan Participants (a)	635	57.7%	854,496
Total	1,100	100%	$1,480,229
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

Change in Control Agreements

Change in control arrangements are included in the employment agreement for Mr. Woosnam, Chief Executive Officer and we have entered into a Change in Control Agreement with Mr. Ambury, Chief Financial Officer. Under the terms of each agreement, if either of these executive officers is terminated within 180 days following a change in control (as defined in the agreement), he will be entitled to a payment equal to two times his base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination. The term change in control means the present equity owners of Kestrel Heat and their affiliates collectively cease to beneficially own equity interests having the voting power to elect at least a majority of the members of the Board of Directors or other governing board of the general partner or any successor entity. If a change in control were to have occurred and their employment was terminated as of the date of this Report, Mr. Woosnam would have received a payment of $2,343,617 and Mr. Ambury would have received a payment of $2,065,825.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the annual total compensation, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K of our CEO, Jeffrey M. Woosnam and the annual total compensation of our median employee. For fiscal 2025, our last completed fiscal year, our CEO’s total compensation was $1,402,604 versus our median employee compensation of $79,789. This reflects a CEO pay ratio of 18:1. We identified our median compensation employee by examining total compensation paid for fiscal year 2025 to all individuals, excluding Mr. Woosnam, who were employed by us on September 30, 2025, the last day of our fiscal year based on payroll records. No assumptions, adjustments or estimates were made in respect of total compensation, except that we annualized the compensation of any employee that was not employed with us for all of fiscal year 2025, excluding seasonal and temporary employees.

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

The Board of Directors reviewed and discussed with the Company’s management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on that review and discussion, the Board of Directors recommends that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended September 30, 2025.

Paul A. Vermylen, Jr.

Jeffrey M. Woosnam

David M. Bauer

C. Scott Baxter

Daniel P. Donovan

Bryan H. Lawrence

William P. Nicoletti

Executive Compensation Table

The following table sets forth the annual salary compensation, bonus and all other compensation awards earned and accrued by the named executive officers in the fiscal year.

	Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Awards	Non- Equity Incentive Plan Comp.(1)	Change in Pension Value and Nonqualified Deferred Comp. Earnings (2)	All Other Comp.(3)	Total
Jeffrey M. Woosnam	2025	$502,645	—	—	—	$768,310	$—	$131,649	$1,402,604
President and Chief	2024	$484,410	—	—	—	$648,945	$—	$122,466	$1,255,821
Executive Officer	2023	$466,000	—	—	—	$564,300	$—	$112,205	$1,142,505
Richard F. Ambury	2025	$499,555	—	—	—	$611,760	$—	$366,031	$1,477,346
Chief Financial Officer,	2024	$481,505	—	—	—	$514,832	$18,386	$331,938	$1,346,661
Treasurer and Executive	2023	$464,073	—	—	—	$447,680	$—	$360,539	$1,272,292
Vice President
Jeffrey S. Hammond	2025	$375,525	—	—	—	$571,620	$—	$118,807	$1,065,952
Chief Operating	2024	$361,965	—	—	—	$481,080	$—	$110,445	$953,490
Officer	2023	$348,040	—	—	—	$418,330	$—	$101,107	$867,477
Joseph R. McDonald	2025	$375,525	—	—	—	$571,620	$—	$211,618	$1,158,763
Chief Customer	2024	$361,965	—	—	—	$481,080	$—	$193,941	$1,036,986
Officer	2023	$348,040	—	—	—	$418,330	$—	$175,665	$942,035

(1)
Payable pursuant to the Company’s profit sharing pool, which is described under “Compensation Discussion and Analysis – Profit Sharing Allocation.”
(2)
We have one frozen defined benefit pension plan that we sometimes refer to in this Report as the Petro defined benefit pension plan, where participants are not accruing additional benefits. Mr. Ambury also participated in a tax-qualified supplemental employee retirement plan (the "SERP") which, prior to being frozen in 1997, represented contributions to an employee plan to compensate for a reduction in certain benefits prior to 1997. In June 2023, Mr. Ambury received a $64,059 lump sum distribution under the SERP in connection with his withdrawal from the SERP. Mr. Ambury is not entitled to receive any further benefits under the SERP. The change in all the named executive’s pension values are non-cash, and reflect normal adjustments resulting from changes in discount rates and government mandated mortality tables. For fiscal 2025, Mr. Ambury's pension value decreased $14,933.
(3)
All other compensation is subdivided as follows:

Name	Management Incentive Compensation Plan	Company Match and Core Contribution to 401(K) Plan	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle	Total
Jeffrey M. Woosnam	$80,740	$21,088	$29,821	$131,649
Richard F. Ambury	$316,231	$21,000	$28,800	$366,031
Jeffrey S. Hammond	$67,283	$21,223	$30,301	$118,807
Joseph R. McDonald	$161,479	$20,444	$29,695	$211,618

	Grants of Plan-Based Awards
		Estimated Future Payouts Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan			All Other Stocks Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date (1)	Threshold ($)	Target ($) (2)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
Jeffrey M.
Woosnam	7/21/09	—	$768,310	—	—	—	—	—	—	—	—
Richard F.
Ambury	7/21/09	—	$611,760	—	—	—	—	—	—	—	—
Jeffrey S.
Hammond	7/21/09	—	$571,620	—	—	—	—	—	—	—	—
Joseph R.
McDonald	7/21/09	—	$571,620	—	—	—	—	—	—	—	—

(1)
On July 21, 2009, the Board of Directors authorized the continuance of the annual profit sharing plan, subject to its power to terminate the plan at any time. Profit sharing allocations are described under “Compensation Philosophy and Policies—Profit Sharing Allocations.”
(2)
The annual profit sharing plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2025.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Richard F. Ambury (1)	Retirement Plan	13	$244,479	$—
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

Name	Potential Payments Upon Termination	Potential Payments Following a Change of Control
Jeffrey M. Woosnam	$511,290	$2,343,617
Richard F. Ambury	$508,155	$2,065,825

Compensation of Directors

	Director Compensation Table - Fiscal Year 2025
Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Paul A. Vermylen, Jr. (1)	$132,633	—	—	—	$—	$69,527	$202,160
Daniel P. Donovan (4)	$74,279	—	—	—	$—	$466,810	$541,089
Henry D. Babcock (8)	$31,433	—	—	—	$—	$—	$31,433
David M. Bauer (5)	$95,488	—	—	—	$—	$—	$95,488
C. Scott Baxter (5)	$95,488	—	—	—	$—	$—	$95,488
Bryan H. Lawrence (6)	$—	—	—	—	$—	$—	$—
William P. Nicoletti (7)	$109,175	—	—	—	$—	$—	$109,175

(1)
Mr. Vermylen is non-executive Chairman of the Board.
(2)
Mr. Vermylen and Mr. Donovan participate in our frozen defined benefit pension plan. Participants are currently not accruing additional benefits under the frozen plan. The change in the pension value reflects normal non-cash adjustments resulting from changes in discount rates and government mandated mortality tables. For fiscal year 2025, Mr. Vermylen and Mr. Donovan's pension value decreased $36,160 and $37,405, respectively.
(3)
Mr. Vermylen and Mr. Donovan reached the frozen defined benefit pension plan full retirement age in fiscal year 2012 and 2011, respectively, and started receiving pension payments.
(4)
The amount included for Mr. Donovan in all other compensation represents $403,699 for amounts paid to him under the management incentive compensation plan, and $63,111 for pension payments.
(5)
Mr. Bauer and Mr. Baxter are Audit Committee members.
(6)
Mr. Lawrence has chosen not to receive any fees as a director of the general partner of Star.
(7)
Mr. Nicoletti is Chairman of the Audit Committee.
(8)
Mr. Babcock retired from the Board of Directors and the Audit Committee effective January 15, 2025.

Each non-management director receives an annual fee of $69,650 plus $1,500 for each regular and telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $27,950 while other Audit Committee members receive an annual fee of $14,000. Each member of the Audit Committee receives $1,500 for every regular and telephonic meeting attended. The non-executive Chairman of the Board receives an annual fee of $129,200.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table shows the beneficial ownership as of November 30, 2025 of common units and general partner units by:

(1)
Kestrel and certain beneficial owners;
(2)
each of the named executive officers and directors of Kestrel Heat;
(3)
all directors and executive officers of Kestrel Heat as a group; and
(4)
each person the Company knows to hold 5% or more of the Company’s units.

Except as indicated, the address of each person is c/o Star Group, L.P. at 9 West Broad, Street, Suite 310, Stamford, Connecticut 06902.

	Common Units		General Partner Units
Name	Number	Percentage	Number	Percentage
Kestrel (a)	—	*	325,729	100.00%
Paul A. Vermylen, Jr. (b)	1,345,960	4.08%
William P. Nicoletti	35,506	*
Bryan H. Lawrence	1,263,863	3.83%
C. Scott Baxter	15,000	*
David M. Bauer (c)	1,295,985	3.93%
Daniel P. Donovan	25,000	*
Richard F. Ambury (d)	43,390	*
Jeffrey M. Woosnam	15,000	*
Joseph R. McDonald	6,500	*
Jeffrey S. Hammond	5,000	*
All officers and directors and Kestrel Heat, LLC as a group (11 persons)	4,051,204	12.29%	325,729	100.00%
Hartree Partners, LP (e)	3,400,907	10.31%
Bandera Partners, LLC, et al. (f)	2,956,670	8.97%
Stephen M. Lessing (g)	2,020,000	6.13%

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
(d)
Common Units are owned by the Richard F. Ambury 2013 Revocable Living Trust, with respect to which Mr. Ambury is the trustee.
(e)
According to a Schedule 13F filed by Hartree Partners, LP with the SEC on November 13, 2025.
(f)
According to a Schedule 13G jointly filed by Bandera Partners, LLC, Gregory Bylinsky and Jefferson Gramm with the SEC on November 13, 2025. Includes 206,483 common units directly owned by Mr. Gramm and 4,827 common units directly owned by Mr. Bylinsky. Bandera Partners, LLC is the investment manager of Bandera Master Fund L.P. which directly owns the remaining 2,745,360 common units reported on the Form 13F dated November 12, 2025.

(g)
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

In connection with the Company’s acquisition of assets that currently form part of the Company’s Pennsylvania operations, the Company (through one of its wholly-owned subsidiaries) entered into an agreement to lease certain real estate from the seller of such assets in August 1994. The seller of such assets and the original lessor of the real estate was an entity in which Douglas Woosnam, the father of Jeffrey Woosnam, our president and chief executive officer, held a direct, material interest. Since August 1994, the original lease agreement has been amended and extended multiple times. Further, the original lessor assigned the lease to Douglas Woosnam. The last such amendment and extension occurred in June 2024. Pursuant to the terms of that amendment, the lease was extended for an additional period commencing September 13, 2026 and ending September 12, 2036. The total rent for the ten-year period commencing September 13, 2026 is $2,186,095.20, payable in 120 monthly payments escalating from $17,239.63 per month in the first year of the extension to $20,673.58 per month in the last year of the extended lease period. The lease amendment also increases the financial responsibility of the landlord should storage tanks on the property need a new repairs from 50 percent of the costs in the first year of the extension to full financial responsibility by the last year of the extension. The lease and all amendments were negotiated at arms’ length and the rent payable on a per square foot basis is comparable to the per square foot rental rates of similar commercial property in Southampton, Pennsylvania. The Company is responsible for taxes, insurance, utilities and maintenance of the premises. For the fiscal year ended September 30, 2025, we paid $200,850 in the aggregate to the lessor under the lease agreement.

Other than the lease agreement discussed above, for the years ended September 30, 2025, 2024, and 2023, Star had no related party transactions or agreements pursuant to Item 404 of Regulation S-K.

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

Director Independence

Section 303A of the New York Stock Exchange listed company manual provides that limited partnerships are exempt from the requirement that all NYSE listed companies have a majority of independent directors. It is the policy of the Board of Directors that the Board shall at all times have at least three independent directors or such higher number as may be necessary to comply with the applicable federal securities law requirements. For the purposes of this policy, “independent director” has the meaning set forth in Section 10A(m) of the Securities Exchange Act of 1934, as amended, any applicable stock exchange rules and the rules and regulations promulgated in the Partnership governance guidelines available on its website www.stargrouplp.com. The Board of Directors has determined that Messrs. Nicoletti, Bauer and Baxter are independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accounting firm is KPMG LLP. The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of our annual financial statements for the fiscal years 2025 and 2024, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2025	2024
Audit Fees (1)	$2,176	$2,065
Tax Fees (2)	521	422
Total Fees	$2,697	$2,487

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

10.10

First Amendment to Seventh Amended and Restated Credit Agreement and Seventh Amended and Restated Pledge and Security Agreement, dated as of April 2, 2025 (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated May 7, 2025.)

10.11

Unit Purchase Agreement, dated as of May 30, 2025, between the Company and Bandera Master Fund, L.P (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2025.)

19	Insider Trading Policy (Incorporated by reference to an exhibit to the Registrant’s Form 10-K/A dated February 25, 2025.)

21*	Subsidiaries of the Registrant (Filed herewith.)

31.1*	Certification of Chief Executive Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer, Star Group, L.P., pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Star Group L.P. Incentive Compensation Recovery Policy (Incorporated by reference to an exhibit to the Registrant’s Form 10-K dated December 4, 2024.)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed Herewith

† Employee compensation plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the general partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of December, 2025:

STAR GROUP, L.P.

By:	KESTREL HEAT, LLC (General Partner)
By:	/s/ Jeffrey M. Woosnam
Jeffrey M. Woosnam
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Jeffrey M. Woosnam	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 8, 2025
Jeffrey M. Woosnam

/s/ Richard F. Ambury	Chief Financial Officer, Executive Vice President, Treasurer and Secretary (Principal	December 8, 2025
Richard F. Ambury	Financial Officer) Kestrel Heat, LLC

/s/ Cory A. Czekanski	Vice President—Controller (Principal Accounting Officer) Kestrel Heat, LLC	December 8, 2025
Cory A. Czekanski

/s/ Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	December 8, 2025
Paul A. Vermylen, Jr.

/s/ C. Scott Baxter	Director Kestrel Heat, LLC	December 8, 2025
C. Scott Baxter

/s/ David M. Bauer	Director Kestrel Heat, LLC	December 8, 2025
David M. Bauer

/s/ Daniel P. Donovan	Director Kestrel Heat, LLC	December 8, 2025
Daniel P. Donovan

/s/ Bryan H. Lawrence	Director Kestrel Heat, LLC	December 8, 2025
Bryan H. Lawrence

/s/ William P. Nicoletti	Director Kestrel Heat, LLC	December 8, 2025
William P. Nicoletti

STAR GROUP, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:
Item 8—Financial Statements
Report of Independent Registered Public Accounting Firm (KPMG LLP, New York, NY, Auditor Firm ID: 185)	F-2 – F-3
Consolidated Balance Sheets as of September 30, 2025 and September 30, 2024	F-4
Consolidated Statements of Operations for the years ended September 30, 2025, September 30, 2024 and September 30, 2023	F-5
Consolidated Statements of Comprehensive Income for the years ended September 30, 2025, September 30, 2024 and September 30, 2023	F-6
Consolidated Statements of Partners’ Capital for the years ended September 30, 2025, September 30, 2024 and September 30, 2023	F-7
Consolidated Statements of Cash Flows for the years ended September 30, 2025, September 30, 2024 and September 30, 2023	F-8
Notes to Consolidated Financial Statements	F-9 – F-38
Schedules for the years ended September 30, 2025, September 30, 2024 and September 30, 2023
I. Condensed Financial Information of Registrant	F-39– F-41
II. Valuation and Qualifying Accounts	F-42

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Star Group, L.P. and Board of Directors of Kestrel Heat, LLC

Star Group, L.P.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Star Group, L.P. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended September 30, 2025, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of self-insurance liabilities

As discussed in note 2 to the consolidated financial statements, the Company self-insures for a number of risks, including a portion of workers’ compensation, auto, general liability, and medical liability. Self-insurance liabilities are established and periodically evaluated, based upon expectations as to what the ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, including frequency, severity, demographic factors and other actuarial assumptions, with support from a qualified third-party actuary. The balance of self-insurance liabilities, as of September 30, 2025 amounted to $78.8 million as shown in note 12 to the consolidated financial statements. We identified the evaluation of the self-insurance liabilities for workers’ compensation, auto, and general liability claims as a critical audit matter. Specialized skill and knowledge were necessary to evaluate the actuarial models and key assumptions used to determine the liabilities. Additionally, the evaluation of key assumptions used to estimate the liabilities required complex auditor judgment due to the degree of measurement uncertainty. The key assumptions used include paid and incurred loss development factors, expected loss rates and the selection of the estimated ultimate losses among the estimates derived from the actuarial models. The following are the primary procedures we performed to address this critical audit matter.

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

New York, New York
December 8, 2025

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$24,683	$117,335
Receivables, net of allowance of $7,196 and $6,434, respectively	102,119	94,981
Inventories	47,022	41,587
Fair asset value of derivative instruments	790	—
Prepaid expenses and other current assets	32,667	27,566
Total current assets	207,281	281,469
Property and equipment, net	128,605	104,534
Operating lease right-of-use assets	93,264	91,141
Goodwill	293,350	275,829
Intangibles, net	124,892	98,712
Restricted cash	250	250
Captive insurance collateral	78,189	74,851
Deferred charges and other assets, net	11,500	12,825
Total assets	$937,331	$939,611
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$33,667	$31,547
Revolving credit facility borrowings	—	5
Fair liability value of derivative instruments	1,398	13,971
Current maturities of long-term debt	21,000	21,000
Current portion of operating lease liabilities	19,934	19,832
Accrued expenses and other current liabilities	119,497	116,317
Unearned service contract revenue	66,927	66,424
Customer credit balances	86,810	104,700
Total current liabilities	349,233	373,796
Long-term debt	167,118	187,811
Long-term operating lease liabilities	77,206	75,916
Deferred tax liabilities, net	30,823	21,922
Other long-term liabilities	16,171	16,273
Partners’ capital
Common unitholders	314,733	282,058
General partner	(6,605)	(5,714)
Accumulated other comprehensive loss, net of taxes	(11,348)	(12,451)
Total partners’ capital	296,780	263,893
Total liabilities and partners’ capital	$937,331	$939,611

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2025	2024	2023
Sales:
Product	$1,437,601	$1,448,792	$1,650,741
Installations and services	346,817	317,307	302,121
Total sales	1,784,418	1,766,099	1,952,862
Cost and expenses:
Cost of product	912,391	980,831	1,204,184
Cost of installations and services	309,161	283,444	277,927
(Increase) decrease in the fair value of derivative instruments	(13,390)	19,018	1,977
Delivery and branch expenses	400,830	366,381	353,614
Depreciation and amortization expenses	35,352	31,494	32,350
General and administrative expenses	30,518	28,405	25,780
Finance charge income	(4,915)	(4,576)	(5,515)
Operating income	114,471	61,102	62,545
Interest expense, net	(14,323)	(11,560)	(15,532)
Amortization of debt issuance costs	(1,068)	(988)	(1,084)
Other income, net (1)	3,822	—	—
Income before income taxes	102,902	48,554	45,929
Income tax expense	29,407	13,331	13,984
Net income	$73,495	$35,223	$31,945
General Partner’s interest in net income	677	311	288
Limited Partners’ interest in net income	$72,818	$34,912	$31,657

Basic and diluted income per Limited Partner Unit (2):	$1.82	$0.90	$0.81
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	34,276	35,273	35,694

(1)
See Note 2 – Summary of Significant Accounting Policies - Other Income, Net.
(2)
See Note 19 - Earnings Per Limited Partner Units.

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
(in thousands)	2025	2024	2023
Net income	$73,495	$35,223	$31,945
Other comprehensive income (loss):
Unrealized gain on pension plan obligation	1,468	1,291	1,463
Tax effect of unrealized gain on pension plan obligation	(388)	(262)	(405)
Unrealized gain on captive insurance collateral	328	1,849	1,671
Tax effect of unrealized gain on captive insurance collateral	(69)	(390)	(352)
Unrealized loss on interest rate hedge	(319)	(1,928)	(399)
Tax effect of unrealized loss on interest rate hedge	83	512	105
Total other comprehensive income	1,103	1,072	2,083
Total comprehensive income	$74,598	$36,295	$34,028

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Years Ended September 30, 2025, 2024 and 2023

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2022	36,092	326	$277,177	$(3,656)	$(15,606)	$257,915
Net income			31,657	288	—	31,945
Unrealized gain on pension plan obligation			—	—	1,463	1,463
Tax effect of unrealized gain on pension plan obligation			—	—	(405)	(405)
Unrealized gain on captive insurance collateral			—	—	1,671	1,671
Tax effect of unrealized gain on captive insurance collateral			—	—	(352)	(352)
Unrealized loss on interest rate hedge			—	—	(399)	(399)
Tax effect of unrealized loss on interest rate hedge			—	—	105	105
Distributions			(22,497)	(1,247)	—	(23,744)
Retirement of units	(489)		(4,475)	—	—	(4,475)
Balance as of September 30, 2023	35,603	326	$281,862	$(4,615)	$(13,523)	$263,724
Net income			34,912	311	—	35,223
Unrealized gain on pension plan obligation			—	—	1,291	1,291
Tax effect of unrealized gain on pension plan obligation			—	—	(262)	(262)
Unrealized gain on captive insurance collateral			—	—	1,849	1,849
Tax effect of unrealized gain on captive insurance collateral			—	—	(390)	(390)
Unrealized loss on interest rate hedge			—	—	(1,928)	(1,928)
Tax effect of unrealized loss on interest rate hedge			—	—	512	512
Distributions			(23,628)	(1,410)	—	(25,038)
Retirement of units	(1,016)		(11,088)	—	—	(11,088)
Balance as of September 30, 2024	34,587	326	$282,058	$(5,714)	$(12,451)	$263,893
Net income			72,818	677	—	73,495
Unrealized gain on pension plan obligation			—	—	1,468	1,468
Tax effect of unrealized gain on pension plan obligation			—	—	(388)	(388)
Unrealized gain on captive insurance collateral			—	—	328	328
Tax effect of unrealized gain on captive insurance collateral			—	—	(69)	(69)
Unrealized loss on interest rate hedge			—	—	(319)	(319)
Tax effect of unrealized loss on interest rate hedge			—	—	83	83
Distributions			(24,548)	(1,568)	—	(26,116)
Retirement of units	(1,309)		(15,595)	—	—	(15,595)
Balance as of September 30, 2025	33,278	326	$314,733	$(6,605)	$(11,348)	$296,780

See accompanying notes to consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2025	2024	2023
Cash flows provided by (used in) operating activities:
Net income	$73,495	$35,223	$31,945
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(13,390)	19,018	1,977
Depreciation and amortization	36,420	32,482	33,434
Provision for losses on accounts receivable	6,879	8,042	9,761
Change in deferred taxes	8,527	(3,989)	(501)
Other income, net (1)	(3,822)	—	—
Changes in operating assets and liabilities net of amounts related to acquisitions:
(Increase) decrease in receivables	(14,011)	11,271	15,566
(Increase) decrease in inventories	(3,231)	18,475	26,994
(Increase) decrease in other assets	(5,264)	8,786	13,873
Increase (decrease) in accounts payable	1,591	(3,926)	(13,824)
(Decrease) increase in customer credit balances	(19,128)	(15,546)	17,585
Increase (decrease) in other current and long-term liabilities	2,884	1,142	(13,152)
Net cash provided by operating activities	70,950	110,978	123,658
Cash flows provided by (used in) investing activities:
Capital expenditures	(14,920)	(10,653)	(9,012)
Proceeds from sales of fixed assets	5,525	515	958
Proceeds from sale of certain assets	282	—	2,202
Purchase of investments	(2,598)	(1,668)	(2,545)
Acquisitions	(88,143)	(49,379)	(19,800)
Net cash used in investing activities	(99,854)	(61,185)	(28,197)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	75,359	79,596	125,601
Revolving credit facility repayments	(75,364)	(79,831)	(145,637)
Proceeds from term loan	—	210,000	—
Loan repayments	(21,000)	(148,500)	(16,500)
Distributions	(26,116)	(25,038)	(23,744)
Unit repurchases	(15,595)	(11,088)	(4,475)
Customer retainage payments	(791)	(719)	(57)
Payments of debt issuance costs	(241)	(2,069)	(78)
Net cash (used in) provided by financing activities	(63,748)	22,351	(64,890)
Net increase (decrease) in cash, cash equivalents and restricted cash	(92,652)	72,144	30,571
Cash, cash equivalents and restricted cash at beginning of period	117,585	45,441	14,870
Cash, cash equivalents and restricted cash at end of period	$24,933	$117,585	$45,441

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

The Company is organized as follows:

•
Star is a limited partnership, which at September 30, 2025, had outstanding 33.3 million Common Units (NYSE: “SGU”), representing a 99.0% limited partner interest in Star, and 0.3 million general partner units, representing a 1.0% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).
•
Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation, that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at September 30, 2025 served approximately 406,400 full service residential and commercial home heating oil and propane customers and 63,200 customers on a delivery only basis. We also sell gasoline and diesel fuel to approximately 27,700 customers. We install, maintain, and repair heating and air conditioning equipment and provide these services outside our heating oil and propane customer base including approximately 20,200 service contracts for natural gas and other heating systems.
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

Comprehensive Income

Comprehensive income is comprised of Net income and Other comprehensive income. Other comprehensive income (loss) consists of the unrealized gain amortization on the Company’s pension plan obligation for its frozen defined benefit pension plan, unrealized gain on available-for-sale investments, unrealized loss on interest rate hedges and the corresponding tax effects.

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

General and Administrative Expenses

General and administrative expenses include property rental costs, wages and benefits (including profit sharing) and department related costs for human resources, finance and corporate accounting, internal audit, administrative support and supply.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At September 30, 2025, the $24.9 million of cash, cash equivalents, and restricted cash on the consolidated statement of cash flows is comprised of $24.7 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2024, the $117.6 million of cash, cash equivalents, and restricted cash on the consolidated statement of cash flows is comprised of $117.3 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

Captive Insurance Collateral

The captive insurance collateral is held by our captive insurance company in an irrevocable trust as collateral for certain workers’ compensation and automobile liability claims. The collateral is required by a third party insurance carrier that insures per claim amounts above a set deductible. If we did not deposit cash into the trust, the third party carrier would require that we issue an equal amount of letters of credit, which would reduce our availability under the credit agreement. Due to the expected timing of claim payments, the nature of the collateral agreement with the carrier, and our captive insurance company’s source of other operating cash, such as future premiums and earnings on investments, the collateral is not expected to be used to pay obligations within the next twelve months.

Unrealized gains and losses, net of related income taxes, are reported as accumulated other comprehensive gain (loss), except for losses from impairments that are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in Interest expense, net, at which time the average cost basis of these securities are adjusted to fair value.

Goodwill and Intangible Assets

Goodwill and intangible assets include goodwill, customer lists, trade names and covenants not to compete.

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are annually tested for impairment. The Company has one reporting unit and performs a qualitative, and when necessary quantitative, impairment test on its goodwill annually on August 31st or more frequently if events or circumstances indicate that the value of goodwill might be impaired. We performed qualitative assessments (commonly referred to as Step 0) to evaluate whether it is more-likely-than-not (a likelihood that is more than 50%) that goodwill has been impaired, as a basis to determine whether it is necessary to perform the two-step quantitative impairment test. This qualitative assessment includes a review of factors such as our reporting unit’s market value compared to its carrying value, our short-term and long-term unit price performance, our planned overall business strategy compared to recent financial results, as well as macroeconomic conditions, industry and market considerations, cost factors, and other relevant Company-specific events. Goodwill impairment if any, needs to be determined if the net book value of a reporting unit exceeds its estimated fair value. If goodwill is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill. The Company performed its annual goodwill impairment valuation in each of the periods ended August 31, 2025, 2024, and 2023, and it was determined based on each year’s analysis that there was no goodwill impairment.

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

Other Income, Net

Other income, net represents the net gain on the sale of land and a building at a New Jersey operating location, in July 2025, with a carrying value of $1.0 million for net cash proceeds of $4.8 million.

Deferred Charges

Deferred charges represent the costs associated with the issuance of the term loan and revolving credit facility and are amortized over the life of the facility.

Advertising

Advertising costs are expensed as they are incurred. Advertising expenses were $17.3 million, $15.0 million, and $13.5 million, in 2025, 2024, and 2023, respectively and are recorded in delivery and branch expenses.

Customer Credit Balances

Customer credit balances represent payments received in advance from customers, primarily pursuant to a balanced payment plan (whereby customers pay on a fixed monthly basis), and the payments made have exceeded the charges for liquid product and other services.

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

The Company entered into weather hedge contracts for fiscal years 2025, 2024 and 2023. The hedge period runs from November 1 through March 31, taken as a whole. The “Payment Thresholds,” or strikes, are set at various levels and are referenced against degree days for the prior ten year average. Under these contracts, the maximum amount the Company could have received was $15.0 million for fiscal 2025 and $12.5 million for fiscal 2024 and 2023. For the contracts applicable to fiscal 2025 and 2023, we were additionally obligated to make an annual payment capped at $5.0 million if degree days exceeded the Payment Threshold. This obligation did not exist under the contract applicable for fiscal 2024.

The temperatures experienced during the hedge period through March 31, 2025 were colder than the strikes in the weather hedge contracts. As a result for fiscal 2025, we increased delivery and branch expense by $3.1 million under those contracts, and paid the amount in full in April 2025. By comparison, the temperatures experienced during the hedge period through March 31, 2024 and March 31, 2023 were warmer than the strikes in the weather hedge contracts. In fiscal 2024 and 2023, we reduced delivery and branch expenses for the gains realized under those contracts of $7.5 million and $12.5 million respectively. The amounts were received in full in April 2024 and April 2023, respectively.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements included in ASU No. 2023-07 are required for all public entities, including entities with a single reportable segment. We have adopted this standard for our fiscal year 2025 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. (See Note 20 – Segment Reporting).

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to income tax disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company will adopt the standard beginning fiscal 2026 and is currently evaluating the impact of the new standard on its consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for all entities to simplify the estimation of expected credit losses on current accounts receivable and current contract assets arising from revenue contracts under Topic 606. The standard is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the guidance on capitalizing costs for internal-use software by eliminating predefined development stages and introducing a principles-based approach focused on probable completion and use. The standard is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

3) Revenue Recognition

The following disaggregates our revenue by major sources for the years ended September 30, 2025, 2024 and 2023:

	Years Ended September 30,
(in thousands)	2025	2024	2023
Petroleum Products:
Home heating oil and propane	$1,119,777	$1,081,985	$1,202,194
Motor fuel and other petroleum products	317,824	366,807	448,547
Total petroleum products	1,437,601	1,448,792	1,650,741
Installations and Services:
Equipment installations	135,149	123,493	114,756
Equipment maintenance service contracts	136,042	129,478	126,887
Billable call services	75,626	64,336	60,478
Total installations and services	346,817	317,307	302,121
Total Sales	$1,784,418	$1,766,099	$1,952,862

Performance Obligations

Petroleum product revenues consist of home heating oil and propane as well as diesel fuel and gasoline. Revenues from petroleum products are recognized at the time of delivery to the customer when control is passed from the Company to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring control of the petroleum products. Approximately 93% of our full service residential and commercial home heating oil and propane customers automatically receive deliveries based on prevailing weather conditions. We offer several pricing alternatives to our residential home heating oil customers, including a variable price (market based) option and a price-protected option, the latter of which either sets the maximum price or a fixed price that a customer will pay.

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

Contract Costs

We have elected to recognize incremental costs of obtaining a contract, other than new residential product and equipment maintenance service contracts, as an expense when incurred when the amortization period of the asset that we otherwise would have recognized is one year or less. We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate. Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years. Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively. At September 30, 2025 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $2.8 million and $4.2 million, respectively. At September 30, 2024 the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $2.9 million and $4.5 million, respectively. For the years ended September 30, 2025 and September 30, 2024 we recognized expense of $3.3 million and $3.6 million, respectively, associated with the amortization of deferred contract costs within delivery and branch expenses in the Consolidated Statement of Operations. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the petroleum products and services related to the cost, less the expected costs related directly to providing those petroleum products and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the twelve months ended September 30, 2025, September 30, 2024 and September 30, 2023.

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

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future home heating oil and propane deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts. Approximately 25% of our residential home heating oil and propane customers take advantage of our “smart pay” budget payment plan under which their estimated annual oil and propane deliveries and service contract billings are paid for in a series of equal monthly installments. Our “smart pay” budget payment plans are annual and generally begin outside of the heating season. We generally have received advanced amounts from customers on “smart pay” budget payment plans prior to the heating season, which are reduced as oil deliveries are made. For customers that are not on “smart pay” budget payment plans, we generally receive the full contract amount for equipment service contracts with customers at the outset of the contracts. Contract liabilities are recognized straight-line over the service contract period, generally one-year or less. As of September 30, 2025 and September 30, 2024 the Company had contract liabilities of $149.7 million and $167.2 million, respectively. During the year ended September 30, 2025 the Company recognized $154.7 million of revenue that was included in the September 30, 2024 contract liability balance. During the year ended September 30, 2024 the Company recognized $156.8 million of revenue that was included in the September 30, 2023 contract liability balance.

Receivables and Allowance for Doubtful Accounts

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance as of September 30, 2024	$6,434
Current period provision	6,879
Write-offs, net and other	(6,117)
Balance as of September 30, 2025	$7,196

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

The company is obligated to meet certain financial covenants under the credit agreement. The Company must maintain excess availability of not less than the greater of (i) 15% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) which was $25.7 million at September 30, 2025 and (ii) $40 million on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of 1.15 measured as of the date of distribution in order to make any distributions to unitholders. (See Note 13—Long-Term Debt and Bank Facility Borrowings)

For fiscal 2025, 2024, and 2023, cash distributions declared per common unit were $0.715, $0.670, and $0.630, respectively.

For fiscal 2025, 2024, and 2023, $1.5 million, $1.3 million, and $1.2 million, respectively, of incentive distributions were paid to the general partner, exclusive of amounts paid subject to the Management Incentive Plan.

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

Under the credit agreement dated September 27, 2024, in order to repurchase Common Units we must maintain Availability (as defined in the credit agreement) of not less than the greater of (i) 15% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) which was $25.7 million at September 30, 2025 and (ii) $40 million on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase or distribution. (See Note 13—Long-Term Debt and Bank Facility Borrowings). The following table shows repurchases under the Repurchase Plan.

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2024 total	26,438	$8.90	21,550	1,552
First quarter fiscal year 2025 total	13	$11.20	13	1,539
Second quarter fiscal year 2025 total	6	$11.24	6	1,533
Third quarter fiscal year 2025 total	817	$12.01	117	1,416	(b)
July 2025	144	$11.87	144	1,272
August 2025	172	$11.74	172	1,100
September 2025	157	$11.73	157	943
Fourth quarter fiscal year 2025 total	473	$11.78	473	943
Fiscal year 2025 total	1,309	$11.92	609	943
October 2025	234	$11.87	234	709	(c)
November 2025	67	$11.83	67	642	(d)

(a)
Amounts include repurchase costs.

(b)
In May 2025, the Company purchased 700,000 Common Units in a private transaction for aggregate consideration of approximately $8.4 million. The purchase was made outside the Company’s unit repurchase plan.
(c)
In October 2025, the Company purchased 138,600 Common Units in a private transaction for aggregate consideration of approximately $1.6 million. The purchase was made within the Company’s unit repurchase plan.
(d)
Of the total available for repurchase, approximately 0.5 million are available for repurchase in open market transactions and 0.1 million are available for repurchase in privately-negotiated transactions.

6) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at September 30, 2025 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$343	$—	$—	$343
U.S. Government Debt Securities	71,453	79	(11)	71,521
Corporate Debt Securities	6,515	—	(190)	6,325
Total	$78,311	$79	$(201)	$78,189

Investments at September 30, 2024 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$5,741	$—	$—	$5,741
U.S. Government Sponsored Agencies	57,095	108	(104)	57,099
Corporate Debt Securities	12,465	—	(454)	12,011
Total	$75,301	$108	$(558)	$74,851

Maturities of investments were as follows at September 30, 2025 (in thousands):

Net Carrying Amount
Due within one year	$76,701
Due after one year through five years	1,488
Due after five years through ten years	—
Total	$78,189

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

As of September 30, 2025, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 13.4 million gallons of swap contracts with a notional value of $29.9 million and a fair value of $0.4 million, 5.4 million gallons of call options with a notional value of $15.1 million and a fair value of $0.1 million, 6.0 million gallons of put options with a notional value of $9.8 million and a fair value of less than $0.1 million, and 49.0 million net gallons of synthetic call options with an average notional value of $113.9 million and a fair value of $(1.9) million. To hedge its physical inventory on hand and inventory in transit, the Company, as of September 30, 2025, had 8.6 million gallons of short future contracts that settle daily with a notional value of $19.7 million and a fair value of less than $0.1 million and had 1.1 million gallons of swap contracts with a notional value of $2.5 million and a fair value of less than $0.1 million. To hedge its internal fuel usage and other related activities for fiscal 2026, the Company, as of September 30, 2025, had 7.8 million gallons of swap contracts with a notional value of $16.2 million and a fair value of $0.8 million that settle in future months.

As of September 30, 2024, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 12.2 million gallons of swap contracts with a notional value of $29.4 million and a fair value of $(2.8) million, 6.0 million gallons of call options with a notional value of $18.2 million and a fair value of less than $0.1 million, 7.1 million gallons of put options with a notional value of $12.7 million and a fair value of $0.3 million, and 52.1 million net gallons of synthetic call options with an average notional value of $133.9 million and a fair value of $(9.2) million. To hedge its physical inventory on hand and inventory in transit, the Company, as of September 30, 2024, had 6.2 million gallons of short future contracts that settle daily with a notional value of $14.0 million and a fair value of $0.6 million and had 0.7 million gallons of swap contracts with a notional value of $1.4 million and a fair value of less than $0.1 million. To hedge its internal fuel usage and other related activities for fiscal 2025, the Company, as of September 30, 2024, had 8.4 million gallons of swap contracts with a notional value of $20.3 million and a fair value of $(2.3) million that settle in future months.

As of September 30, 2025, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $74.5 million, or 39%, of its long term debt. The Company has designated its interest rate swap agreements as cash flow hedging derivatives. To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. As of September 30, 2025 the fair value of the swap contracts was $(0.6) million. As of September 30, 2024, the notional value of the swap contracts was $52.0 million and the fair value of the swap contracts was $(0.3) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., Citizens Bank, N.A., JPMorgan Chase Bank, N.A., MSI GuaranteedWeather Trading Ltd., Munich Re Trading LLC and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At September 30, 2025, the aggregate cash posted as collateral in the normal course of business at counterparties was $1.6 million. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of September 30, 2025, $1.3 million hedge positions or payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at September 30, 2025
Commodity contracts	Fair asset and liability value of derivative instruments	$7,561	$—	$7,561
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	755	—	755
Commodity contract assets at September 30, 2025		$8,316	$—	$8,316
Liability Derivatives at September 30, 2025
Commodity contracts	Fair asset and liability value of derivative instruments	$(8,169)	$—	$(8,169)
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	(653)	—	(653)
Commodity contract liabilities at September 30, 2025		$(8,822)	$—	$(8,822)
Asset Derivatives at September 30, 2024
Commodity contracts	Fair liability value of derivative instruments	$16,948	$—	$16,948
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net and other long-term liabilities, net balances	831	—	831
Commodity contract assets at September 30, 2024		$17,779	$—	$17,779
Liability Derivatives at September 30, 2024
Commodity contracts	Fair liability value of derivative instruments	$(30,919)	$—	$(30,919)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(965)	—	(965)
Commodity contract liabilities at September 30, 2024		$(31,884)	$—	$(31,884)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$3,630	$(2,840)	$790	$—	$—	$790
Long-term derivative assets included in deferred charges and other assets, net	755	(653)	102	—	—	102
Fair liability value of derivative instruments	3,931	(5,329)	(1,398)	—	—	(1,398)
Total at September 30, 2025	$8,316	$(8,822)	$(506)	$—	$—	$(506)
Long-term derivative assets included in deferred charges and other assets, net	$5	$(3)	$2	$—	$—	$2
Fair liability value of derivative instruments	16,948	(30,919)	(13,971)	—	—	(13,971)
Long-term derivative liabilities included in other long-term liabilities, net	826	(962)	(136)	—	—	(136)
Total at September 30, 2024	$17,779	$(31,884)	$(14,105)	$—	$—	$(14,105)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
		Years Ended September 30,
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	2025	2024	2023
Commodity contracts	Cost of product (a)	$17,635	$20,268	$17,268
Commodity contracts	Cost of installations and service (a)	$219	$(184)	$16
Commodity contracts	Delivery and branch expenses (a)	$934	$(865)	$434
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(13,390)	$19,018	$1,977

(a) Represents realized closed positions and includes the cost of options as they expire.

(b) Represents the change in value of unrealized open positions and expired options.

8) Inventories

The components of inventory were as follows (in thousands):

	September 30,
	2025	2024
Product	$22,040	$17,912
Parts and equipment	24,982	23,675
Total inventory	$47,022	$41,587

Product inventories were comprised of 10.1 million gallons and 8.4 million gallons on September 30, 2025 and September 30, 2024, respectively. The Company has market price based product supply contracts for approximately 179.0 million gallons of home heating oil and propane, and 56.0 million gallons of diesel and gasoline, which it expects to fully utilize to meet its requirements over the next twelve months.

During fiscal 2025, Motiva Enterprises LLC provided approximately 16% of our petroleum purchases and Global Companies LLC provided 14% of our petroleum product purchases. During fiscal 2024, Shell Trading and Shell Oil Products US provided approximately 16% of our petroleum product purchases and Motiva Enterprises LLC provided approximately 15% of our petroleum product purchases.

9) Property and Equipment

The components of property and equipment were as follows (in thousands):

	September 30,
	2025	2024
Land and land improvements	$27,654	$24,566
Buildings and leasehold improvements	47,242	46,806
Fleet and other equipment	89,978	84,008
Tanks and equipment	91,824	66,783
Furniture, fixtures and office equipment	26,172	28,733
Total	282,870	250,896
Less accumulated depreciation and amortization	154,265	146,362
Property and equipment, net	$128,605	$104,534

Depreciation and amortization expense related to property and equipment was $15.3 million, $13.5 million, and $13.8 million, for the fiscal years ended September 30, 2025, 2024 and 2023 respectively.

10) Business Combinations

During fiscal 2025, the Company acquired three propane businesses and one heating oil business for approximately $80.5 million in cash. The gross purchase price was allocated $38.7 million to intangible assets, $17.7 million to goodwill, $25.2 million to fixed assets and reduced by $1.1 million of negative working capital. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

During fiscal 2025, the Company acquired certain intangible and fixed assets for $7.7 million and sold certain assets for cash proceeds of $0.3 million.

During fiscal 2024, the Company acquired one propane business and four heating oil businesses for approximately $49.4 million in cash. The gross purchase price was allocated $40.4 million to intangible assets, $13.7 million to goodwill, $4.9 million to fixed assets and reduced by $9.6 million of negative working capital. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

During fiscal 2023, the Company acquired one propane business and two heating oil businesses for approximately $19.8 million in cash. The gross purchase price was allocated $10.4 million to intangible assets, $8.0 million to goodwill, $2.3 million to fixed assets and reduced by $0.9 million of negative working capital. The acquired companies’ operating results are included in the Company’s consolidated financial statements starting on their respective acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

11) Goodwill and Other Intangible Assets

Goodwill

A summary of changes in the Company’s goodwill during the fiscal years ended September 30, 2025 and 2024 are as follows (in thousands):

Balance as of September 30, 2023	$262,103
Fiscal year 2024 business combinations	13,726
Balance as of September 30, 2024	275,829
Fiscal year 2025 business combinations	17,715
Other	(194)
Balance as of September 30, 2025	$293,350

Intangibles, net

Intangible assets subject to amortization consist of the following (in thousands):

	September 30,
	2025			2024
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$493,431	$391,702	$101,729	$452,340	$373,860	$78,480
Trade names and other intangibles	52,028	28,865	23,163	46,895	26,663	20,232
Total	$545,459	$420,567	$124,892	$499,235	$400,523	$98,712

Amortization expense for intangible assets was $20.0 million, $18.0 million, and $18.6 million, for the fiscal years ended September 30, 2025, 2024, and 2023, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ending September 30, 2026 and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Amount
2026	$18,761
2027	$18,061
2028	$15,916
2029	$14,533
2030	$12,618

12) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2025	2024
Accrued wages and benefits	$30,724	$27,710
Self-insurance liabilities	78,772	76,718
Other accrued expenses and other current liabilities	10,001	11,889
Total accrued expenses and other current liabilities	$119,497	$116,317

13) Long-Term Debt and Bank Facility Borrowings

The Company's debt is as follows	September 30,
(in thousands):	2025		2024
	Carrying		Carrying
	Amount	Fair Value (a)	Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$—	$—	$5	$5
Senior Secured Term Loan (b)	188,118	189,000	208,811	210,000
Total debt	$188,118	$189,000	$208,816	$210,005
Total short-term portion of debt	$21,000	$21,000	$21,005	$21,005
Total long-term portion of debt	$167,118	$168,000	$187,811	$189,000

(a)
The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)
Carrying amounts are net of unamortized debt issuance costs of $0.9 million as of September 30, 2025 and $1.2 million as of September 30, 2024.

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

All amounts outstanding under the credit agreement become due and payable on the facility termination date of September 27, 2029. The Term Loan is repayable in quarterly payments of $5.3 million, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the credit agreement (an amount not to exceed $4.0 million annually), less certain voluntary prepayments made during the year, with final payment at maturity. As of September 30, 2025, the Company is not required to make additional term loan repayments as we did not generate Excess Cash Flow in fiscal 2025 due to amounts being reinvested back into the business. The Company was also not required to make an additional term loan repayment due to Excess Cash Flow for the fiscal year ended September 30, 2024.

The interest rate on the revolving credit facility and the term loan is based on a margin over Adjusted Term Secured Overnight Financing Rate ("SOFR") or a base rate. At September 30, 2025, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 7.1% and 6.4%, respectively. At September 30, 2024, the effective interest rate on the term loan and revolving credit facility borrowings was approximately 7.2% and 7.5%, respectively.

The Commitment Fee on the unused portion of the revolving credit facility is 0.30% from December through April, and 0.20% from May through November.

The credit agreement requires the Company to meet certain financial covenants, including a fixed charge coverage ratio of 1.10 if Availability (as defined in the credit agreement) is less than the greater of (a) 12.5% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) which was $21.4 million at September 30, 2025 and (b) $35.0 million. In addition, as long as the Term Loan is outstanding, a senior secured leverage ratio cannot be more than 3.0 as calculated as of the quarters ending June or September, and no more than 5.5 as calculated as of the quarters ending December or March.

Certain restrictions are also imposed by the credit agreement, including restrictions on the Company’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

At September 30, 2025, $189.0 million of the term loan was outstanding, no borrowings were outstanding under the revolving credit facility, $1.3 million hedge positions were secured under the credit agreement and $5.1 million of letters of credit were issued and outstanding. At September 30, 2024, $210.0 million of the term loan was outstanding, less than $0.1 million was outstanding under the revolving credit facility, $14.2 million hedge positions were secured under the credit agreement and $5.2 million of letters of credit were issued and outstanding.

At September 30, 2025, availability was $165.0 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $286.9 million. Restricted net assets are assets in the Company’s subsidiaries, the distribution or transfer of which to Star Group, L.P. are subject to limitations under its credit agreement. At September 30, 2024, availability was $166.5 million, the Company was in compliance with the fixed charge coverage ratio and the senior secured leverage ratio, and the restricted net assets totaled approximately $254.0 million.

As of September 30, 2025, the maturities (including working capital borrowings and expected repayments due to Excess Cash Flow) during fiscal years ending September 30, considering the terms of our credit agreement, are set forth in the following table (in thousands):

2026	$21,000
2027	$21,000
2028	$21,000
2029	$126,000
Thereafter	$—

14) Employee Benefit Plans

Defined Contribution Plans

The Company has 401(k) and other defined contribution plans that cover eligible non-union and union employees, and makes employer contributions to these plans, subject to IRS limitations. The Company’s 401(k) plan provides for each participant to contribute from 0% to 60% of compensation, subject to IRS limitations. The Company’s aggregate contributions to the 401(k) plans during fiscal 2025, 2024, and 2023, were $8.9 million, $8.5 million, and $8.5 million, respectively. The Company’s aggregate contribution to the other defined contribution plans for fiscal years 2025, 2024, and 2023, were $0.5 million, $0.5 million, and $0.5 million respectively.

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

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2025 Compensation Decisions—Management Incentive Compensation Plan.” The amount paid in Incentive Distributions is governed by the Partnership Agreement and the calculation of Available Cash.

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

The Company distributed to management and the general partner Incentive Distributions of approximately $2,960,000 during fiscal 2025, $2,644,000 during fiscal 2024, and $2,321,000 during fiscal 2023. Included in these amounts for fiscal 2025, 2024, and 2023, were distributions under the management incentive compensation plan of $1,480,000, $1,322,000, and $1,160,000, respectively, of which named executive officers received approximately $625,733 during fiscal 2025, $558,867 during fiscal 2024, and $490,485 during fiscal 2023. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its general partner units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

Multiemployer Pension Plans

At September 30, 2025, approximately 40% of our employees were covered by collective bargaining agreements and approximately 13% of our employees are in collective bargaining agreements that are up for renewal within the next fiscal year. We contribute to various multiemployer union administered pension plans under the terms of collective bargaining agreements that provide for such plans for covered union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the remaining participating employers may be required to bear the unfunded obligations of the plan. If we choose to stop participating in a multiemployer plan, we may be required to pay a withdrawal liability in part based on the underfunded status of the plan.

The following table outlines our participation and contributions to multiemployer pension plans for the periods ended September 30, 2025, 2024, and 2023. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act Zone Status for 2025 and 2024 relates to the plans’ two most recent fiscal year-ends, based on information received from the plans as reported on their Form 5500 Schedule MB. Among other factors, plans in the red zone are generally less than 65 percent funded and are designated as critical or critical and declining, plans in the yellow zone are less than 80 percent funded and are designated as endangered, and plans in the green zone are at least 80 percent funded. As of September 30, 2025 the New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”), IAM National Pension Fund, Teamsters Local 469 Pension Plan and Local 445 Pension Fund have been classified as carrying “red zone” status, meaning that the value of fund’s assets are less than 65% of the actuarial value of the fund’s benefit obligations or have made a voluntary election. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Certain plans have been aggregated in the All Other Multiemployer Pension Plans line of the following table, as our participation in each of these individual plans is not significant.

For the Westchester Teamsters Pension Fund, Local 553 Pension Fund and Local 463 Pension Fund, we provided more than 5 percent of the total plan contributions from all employers for 2025, 2024 and 2023, as disclosed in the respective plan’s Form 5500. The collective bargaining agreements of these plans require contributions based on the hours worked and there are no minimum contributions required.

		Pension Protection Act Zone Status		FIP / RP Status	Company Contributions (in thousands)
Pension Fund	EIN / Pension Plan Number	2025	2024	Pending / Implemented	2025	2024	2023	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreements
New England Teamsters and Trucking Industry Pension Fund	04-6372430/ 001	Red	Red	Yes / Implemented	2,616	2,627	2,721	No	8/31/27 to 3/31/30
Westchester Teamsters Pension Fund	13-6123973/ 001	Green	Green	N/A	1,420	921	964	No	1/31/29 to 12/31/29
Local 553 Pension Fund	13-6637826/ 001	Green	Green	N/A	2,440	2,457	2,516	No	12/15/25 to 1/15/26
Local 463 Pension Fund	11-1800729/ 001	Green	Green	N/A	114	119	125	No	2/28/26 to 6/30/28
IAM National Pension Fund	51-6031295/ 002	Red	Red	Yes / Implemented	2,446	2,749	2,477	Yes	6/30/26 to 9/30/28
Teamsters Local 469 Pension Plan	22-6172237 / 001	Red	Red	Yes / Implemented	11	11	18	No	8/31/2027
Local 445 Pension Fund	13-1864489/ 001	Red	Red	Yes / Implemented	10	7	9	No	10/31/2029
All Other Multiemployer Pension Plans					580	444	481
				Total Contributions	$9,637	$9,335	$9,311

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

As of September 30, 2025 we had $0.3 million and $15.3 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively, on our consolidated balance sheet representing the remaining balance of the NETTI Fund withdrawal liability. As of September 30, 2024 we had $0.3 million and $15.7 million balances included in the captions accrued expenses and other current liabilities and other long-term liabilities, respectively. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of September 30, 2025 and September 30, 2024 were $18.3 million and $19.3 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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

						Gross Pension
	Net Periodic		Fair			Related
	Pension		Value of			Accumulated
	Cost in		Pension	Projected	Other	Other
	Income		Plan	Benefit	Comprehensive	Comprehensive
Debit / (Credit)	Statement	Cash	Assets	Obligation	(Income) / Loss	Income
Fiscal Year 2023
Ending balance			$47,454	$(44,253)		$11,928
Funded status at the end of the year				$3,201
Fiscal Year 2023
Interest cost	2,312			(2,312)
Actual return on plan assets	(1,196)		1,196
Employer contributions		(64)	64
Benefit payments			(3,936)	3,936
Investment and other expenses			(572)	572
Difference between actual and expected return on plan assets	(635)				635
Actuarial gain				572	(572)
Amortization of unrecognized net actuarial loss	1,526				(1,526)
Annual cost/change	$2,007	$(64)	(3,248)	2,768	$(1,463)	(1,463)
Ending balance			$44,206	$(41,485)		$10,465
Funded status at the end of the year				$2,721
Fiscal Year 2024
Interest cost	2,133			(2,133)
Actual return on plan assets	(6,672)		6,672
Benefit payments			(3,649)	3,649
Investment and other expenses			(239)	239
Difference between actual and expected return on plan assets	4,558				(4,558)
Actuarial loss				(4,544)	4,544
Amortization of unrecognized net actuarial loss	1,277				(1,277)
Annual cost/change	$1,296	$—	2,784	(2,789)	$(1,291)	(1,291)
Ending balance			$46,990	$(44,274)		$9,174
Funded status at the end of the year				$2,716
Fiscal Year 2025
Interest cost	1,968			(1,968)
Actual return on plan assets	(1,009)		1,009
Benefit payments			(3,969)	3,969
Investment and other expenses			(485)	485
Difference between actual and expected return on plan assets	(759)				759
Actuarial gain				499	(499)
Amortization of unrecognized net actuarial loss	1,728				(1,728)
Annual cost/change	$1,928	$—	(3,445)	2,985	$(1,468)	(1,468)
Ending balance			$43,545	$(41,289)		$7,706
Funded status at the end of the year				$2,256

At September 30, 2025 the amounts included on the balance sheet in deferred charges and other assets were $2.3 million, and at September 30, 2024 the amounts included on the balance sheet in deferred charges and other assets were $2.7 million.

For the fiscal year ended September 30, 2025 the actuarial gain affecting the benefit obligations was not material.

For the fiscal year ended September 30, 2024, the actuarial loss was primarily due to the decrease in the weighted average discount rate relating to the frozen defined benefit plan from 5.85% as of September 30, 2023 to 4.70% as of September 30, 2024.

The $7.7 million net actuarial loss balance at September 30, 2025 for the frozen defined benefit pension plan in accumulated other comprehensive income will be recognized and amortized into net periodic pension costs as an actuarial loss in future years.

	September 30,
Weighted-Average Assumptions Used in the Measurement of the Company’s Benefit Obligation	2025	2024	2023
Discount rate at year end date	5.10%	4.70%	5.85%
Expected return on plan assets for the year ended	5.10%	5.20%	4.56%
Rate of compensation increase	N/A	N/A	N/A

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets determined using fair value.

The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held, and the current economic environment. For fiscal year 2026, the Company’s assumption for return on plan assets will be 5.45% per annum.

The discount rate used to determine net periodic pension expense for fiscal year 2025, 2024, and 2023 was 5.1%, 4.70%, and 5.85%, respectively. The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

The Plan’s objectives are to have the ability to pay benefit and expense obligations when due, to maintain the funded ratio of the Plan, to maximize return within reasonable and prudent levels of risk in order to minimize contributions and charges to the profit and loss statement, and to control costs of administering the Plan and managing the investments of the Plan. The target asset allocation of the Plan (currently 92% domestic fixed income and 8% domestic equities) is based on a long-term perspective, and as the Plan gets closer to being fully funded, the allocations have been adjusted to lower volatility from equity holdings.

The Company had no Level 3 pension plan assets during the two years ended September 30, 2025 and September 30, 2024. The fair values and percentage of the Company’s pension plan assets by asset category are as follows (in thousands):

	September 30,
	2025			2024
			Concentration			Concentration
Asset Category	Level 1	Level 2	Percentage	Level 1	Level 2	Percentage
Corporate and U.S. government bond fund (1)	$—	$38,632	88.7%	$—	$41,330	88.0%
U.S. large-cap equity (1)	4,797	—	11.0%	5,660	—	12.0%
Cash	116	—	0.3%	—	—	0.0%
Total	$4,913	$38,632	100.0%	$5,660	$41,330	100.0%

(1)
Represent investments in Principal funds at September 30, 2025 and September 30, 2024.

The Company is not obligated to make a minimum required contribution in fiscal year 2025, and currently does not expect to make an optional pension contribution.

Expected benefit payments over each of the next five years will total approximately $3.9 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $15.4 million.

15) Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law. The Tax Reform Act allows for the full depreciation, in the year acquired, for certain fixed assets purchased between September 28, 2017 and December 31, 2023. On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains several changes to corporate taxation including changes to depreciation deductions, deductions for interest expense and reinstating 100% bonus depreciation on fixed assets acquired and placed in service after January 19, 2025.

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2025	2024	2023
Current:
Federal	$13,613	$11,964	$9,902
State	7,267	5,356	4,583
Deferred
Federal	6,824	(2,719)	(843)
State	1,703	(1,270)	342
	$29,407	$13,331	$13,984

The provision for income taxes differs from income taxes computed at the Federal statutory rate as a result of the following (in thousands):

	Years Ended September 30,
	2025	2024	2023
Income from continuing operations before taxes	$102,902	$48,554	$45,929
Provision for income taxes:
Tax at Federal statutory rate	$21,609	$10,196	$9,645
State taxes net of federal benefit	7,357	3,145	3,401
Permanent differences	355	286	520
Expiration of State NOL	1,931	2,160	—
Change in valuation allowance	(1,965)	(2,328)	252
Other	120	(128)	166
	$29,407	$13,331	$13,984

The components of the net deferred taxes for the years ended September 30, 2025 and September 30, 2024 using current tax rates are as follows (in thousands):

	September 30,
	2025	2024
Deferred tax assets:
Operating lease liabilities	$26,907	$26,534
Net operating loss carryforwards	404	2,516
Vacation accrual	2,748	2,785
Pension accrual	3,550	3,507
Allowance for bad debts	1,915	1,687
Insurance accrual	1,682	1,628
Fair value of derivative instruments	432	4,261
Other, net	328	350
Total deferred tax assets	37,966	43,268
Valuation allowance	(118)	(2,109)
Net deferred tax assets	$37,848	$41,159
Deferred tax liabilities:
Operating lease right-of-use assets	$25,833	$25,257
Property and equipment	18,032	14,502
Intangibles	21,669	20,152
Other, net	3,137	3,170
Total deferred tax liabilities	$68,671	$63,081
Net deferred taxes	$(30,823)	$(21,922)

In order to fully realize the net deferred tax assets, the Company’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is recognized if, based on the weight of available evidence including historical tax losses, it is more likely than not that some or all of deferred tax assets will not be realized. The net change in the total valuation allowance for the fiscal year ended September 30, 2025 was $(2.0) million. The net change in the total valuation allowance for the fiscal year ended September 30, 2024 was $(2.3) million. Based upon a review of a number of factors and all available evidence, including recent historical operating performance, the expectation of sustainable earnings, and the confidence that sufficient positive taxable income will continue in all tax jurisdictions for the foreseeable future, management concludes, it is more likely than not that the Company will realize the full benefit of its deferred tax assets, net of existing valuation allowance related to State net operating loss carryforwards at September 30, 2025.

As of January 1, 2025, the Company had State tax effected net operating loss carry forwards (“NOLs”) of approximately $0.3 million after consideration of valuation allowances. The State NOLs, which will expire between 2025 and 2038, are generally available to offset any future taxable income in certain states

At September 30, 2025, we did not have unrecognized income tax benefits.

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

16) Leases

The Company has entered into certain operating leases for office space, vehicles and other equipment with lease terms between one to twenty two years, expiring between 2025 and 2046. Some of the Company’s real estate property lease agreements have options to extend the leases for up to ten years.

A summary of total lease costs and other information is comprised of the following for the indicated periods:

	Years Ended September 30,
(in thousands)	2025	2024	2023
Lease cost:
Operating lease cost	$27,840	$25,294	$23,637
Short-term lease cost	622	754	818
Variable lease cost	5,673	6,153	5,598
Total lease cost	$34,135	$32,201	$30,053

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$28,262	$25,504	$23,622
Right-of-use assets obtained in exchange for new operating lease liabilities	$23,887	$20,619	$15,994
Weighted-average remaining lease term – operating leases	5.4 years	5.3 years	5.6 years
Weighted-average discount rate – operating leases	6.6%	6.3%	5.9%

Maturities of noncancelable operating lease liabilities as of September 30, 2025 are as follows:

September 30,
(in thousands)	2025
2026	$25,820
2027	23,597
2028	19,789
2029	16,182
2030	12,987
Thereafter	17,610
Total undiscounted lease payments	115,985
Less imputed interest	(18,845)
Total lease liabilities	$97,140

17) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2025	2024	2023
Cash paid during the period for:
Income taxes, net	$21,964	$17,134	$15,130
Interest	$19,239	$15,214	$17,805

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

19) Earnings per Limited Partner Units

The following table presents the net income allocation and per unit data:

Basic and Diluted Earnings Per Limited Partner:	Years Ended September 30,
(in thousands, except per unit data)	2025	2024	2023
Net income	$73,495	$35,223	$31,945
Less General Partners’ interest in net income	677	311	288
Net income available to limited partners	72,818	34,912	31,657
Less dilutive impact of theoretical distribution of earnings *	10,352	3,125	2,600
Limited Partner’s interest in net income	$62,466	$31,787	$29,057
Per unit data:
Basic and diluted net income available to limited partners	$2.12	$0.99	$0.89
Less dilutive impact of theoretical distribution of earnings *	0.30	0.09	0.08
Limited Partner’s interest in net income	$1.82	$0.90	$0.81
Weighted average number of Limited Partner units outstanding	34,276	35,273	35,694

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

20) Segment Reporting

The Company operates as a single operating and reportable segment, which is managed on a consolidated basis. Revenues are primarily derived from the sale of petroleum products, heating and air conditioning equipment, and related repair, maintenance, and other services. See Note 3 – Revenue Recognition for additional information.

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (“CEO”). The CODM makes key operating decisions and evaluates financial performance based on Adjusted EBITDA, defined as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, other income (loss), net, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges). The CODM reviews net income and Adjusted EBITDA on a monthly basis to monitor performance, compare actual results to budgets and forecasts, and assess overall operating effectiveness. The CODM also monitors significant expenses, including: cost of product, cost of installations and service, general and administrative expenses as well as components of delivery and branch expenses.

Because the Company has only one reportable segment, the amounts reported in the consolidated financial statements also represent the segment information, including total assets.

The following table sets forth our segment financial information:

	Year Ended September 30,
(in thousands)	2025	2024	2023
Petroleum products sales:
Home heating oil and propane	$1,119,777	$1,081,985	$1,202,194
Motor fuel and other petroleum products	317,824	366,807	448,547
Total petroleum products	1,437,601	1,448,792	1,650,741
Installations and service sales:
Equipment installations	135,149	123,493	114,756
Services	211,668	193,814	187,365
Total installations and services	346,817	317,307	302,121
Total sales	1,784,418	1,766,099	1,952,862
Cost and expenses:
Cost of product	912,391	980,831	1,204,184
Cost of installations	110,915	100,938	95,196
Cost of service	198,246	182,506	182,731
Delivery expenses	116,136	105,696	108,896
Operations expenses	75,035	68,724	69,774
Garage and plant expenses	44,889	41,822	39,746
Sales and marketing expenses	53,790	50,126	48,144
Customer service and credit expenses	52,027	51,230	52,578
Insurance related expenses	39,982	41,690	35,163
Information technology expenses	15,863	14,591	11,813
Weather hedge contracts (gain) loss	3,108	(7,498)	(12,500)
General and administrative expenses	30,518	28,405	25,780
Finance charge income	(4,915)	(4,576)	(5,515)
Adjusted EBITDA	136,433	111,614	96,872
(Increase) decrease in the fair value of derivative instruments	(13,390)	19,018	1,977
Depreciation and amortization expenses	35,352	31,494	32,350
Operating Income	114,471	61,102	62,545
Interest expense, net	(14,323)	(11,560)	(15,532)
Amortization of debt issuance costs	(1,068)	(988)	(1,084)
Other income, net	3,822	—	—
Income before income taxes	102,902	48,554	45,929
Income tax expense	29,407	13,331	13,984
Net income	$73,495	$35,223	$31,945

21) Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2024	2025	2025	2025	Total
Sales	$488,063	$743,045	$305,618	$247,692	$1,784,418
Gross profit for product, installations and services	157,699	259,885	85,857	59,425	562,866
Operating income (loss)	49,219	125,372	(19,177)	(40,943)	114,471
Income (loss) before income taxes	45,908	120,678	(23,090)	(40,594)	102,902
Net income (loss)	32,884	85,911	(16,629)	(28,671)	73,495
Limited Partner interest in net income (loss)	32,577	85,109	(16,472)	(28,396)	72,818
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.79	$2.01	$(0.48)	$(0.84)	$1.82

	Three Months Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
(in thousands - except per unit data)	2023	2024	2024	2024	Total
Sales	$528,096	$666,032	$331,640	$240,331	$1,766,099
Gross profit for product, installations and services	149,651	206,046	88,247	57,880	501,824
Operating income (loss)	21,621	100,331	(12,291)	(48,559)	61,102
Income (loss) before income taxes	18,153	96,244	(15,201)	(50,642)	48,554
Net income (loss)	12,979	68,374	(11,044)	(35,086)	35,223
Limited Partner interest in net income (loss)	12,861	67,754	(10,943)	(34,760)	34,912
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.32	$1.56	$(0.31)	$(1.00)	$0.90

(a)
The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding, rounding or the theoretical effects of FASB ASC 260-10-45-60 to Master Limited Partners earnings per unit.

22) Subsequent Events

Quarterly Distribution Declared

In October 2025, we declared a quarterly distribution of $0.1850 per unit, or $0.74 per unit on an annualized basis, on all Common Units with respect to the fourth quarter of fiscal 2025, paid on November 5, 2025, to holders of record on October 27, 2025. The amount of distributions in excess of the minimum quarterly distribution of $0.0675, were distributed in accordance with our Partnership Agreement, subject to management incentive compensation plan. As a result, $6.1 million was paid to the Common Unit holders, $0.4 million to the General Partner unit holders (including $0.4 million of incentive distribution as provided in our Partnership Agreement) and $0.4 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In October and November 2025, in accordance with the Repurchase Plan, the Company repurchased and retired approximately 0.3 million Common Units at an average price paid of $11.86 per unit.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	September 30,
(in thousands)	2025	2024
Balance Sheets
ASSETS
Current assets
Cash and cash equivalents	$41	$40
Prepaid expenses and other current assets	367	343
Total current assets	408	383
Investment in subsidiaries (a)	296,507	263,597
Total Assets	$296,915	$263,980
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$135	$87
Total current liabilities	135	87
Partners’ capital	296,780	263,893
Total Liabilities and Partners’ Capital	$296,915	$263,980

(a)
Investments in Star Acquisitions, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2025	2024	2023
Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	1,591	1,621	1,607
Operating loss	(1,591)	(1,621)	(1,607)
Net loss before equity income	(1,591)	(1,621)	(1,607)
Equity income of Star Acquisitions Inc. and subs	75,086	36,844	33,552
Net income	$73,495	$35,223	$31,945

Schedule I

STAR GROUP, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2025	2024	2023
Statements of Cash Flows
Cash flows provided by operating activities:
Net cash provided by operating activities (a)	$41,712	$36,125	$28,219
Cash flows provided by investing activities:
Net cash provided by investing activities	—	—	—
Cash flows used in financing activities:
Distributions	(26,116)	(25,038)	(23,744)
Unit repurchase	(15,595)	(11,088)	(4,475)
Net cash used in financing activities	(41,711)	(36,126)	(28,219)
Net increase (decrease) in cash	1	(1)	—
Cash and cash equivalents at beginning of period	40	41	41
Cash and cash equivalents at end of period	$41	$40	$41

(a) Includes distributions from subsidiaries	$41,712	$36,125	$28,219

STAR GROUP, L.P. AND SUBSIDIARIES

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2025, 2024, 2023

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
2025	Allowance for doubtful accounts	$6,434	$6,879	$(6,117)	(a)	$7,196
2024	Allowance for doubtful accounts	$8,375	$8,042	$(9,983)	(a)	$6,434
2023	Allowance for doubtful accounts	$7,755	$9,761	$(9,141)	(a)	$8,375

(a)
Bad debts written off (net of recoveries).