Form 10-Q
period 2025-12-31
STAR GROUP, L.P.
filed 2026-02-04
CIK 1002590

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

At January 31, 2026, the registrant had 32,879,055 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2025	2025
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,857	$24,683
Receivables, net of allowance of $7,164 and $7,196, respectively	198,210	102,119
Inventories	69,559	47,022
Fair asset value of derivative instruments	—	790
Prepaid expenses and other current assets	37,190	32,667
Total current assets	324,816	207,281
Property and equipment, net	127,729	128,605
Operating lease right-of-use assets	97,508	93,264
Goodwill	293,350	293,350
Intangibles, net	120,099	124,892
Restricted cash	250	250
Captive insurance collateral	78,997	78,189
Deferred charges and other assets, net	11,280	11,500
Total assets	$1,054,029	$937,331
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$54,551	$33,667
Revolving credit facility borrowings	71,870	—
Fair liability value of derivative instruments	8,388	1,398
Current maturities of long-term debt	21,000	21,000
Current portion of operating lease liabilities	21,376	19,934
Accrued expenses and other current liabilities	127,283	119,497
Unearned service contract revenue	77,994	66,927
Customer credit balances	59,263	86,810
Total current liabilities	441,725	349,233
Long-term debt	161,938	167,118
Long-term operating lease liabilities	80,239	77,206
Deferred tax liabilities, net	32,064	30,823
Other long-term liabilities	16,216	16,171
Partners’ capital
Common unitholders	339,568	314,733
General partner	(6,660)	(6,605)
Accumulated other comprehensive loss, net of taxes	(11,061)	(11,348)
Total partners’ capital	321,847	296,780
Total liabilities and partners’ capital	$1,054,029	$937,331

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
(in thousands, except per unit data - unaudited)	2025	2024
Sales:
Product	$447,983	$399,459
Installations and services	91,273	88,604
Total sales	539,256	488,063
Cost and expenses:
Cost of product	268,538	248,699
Cost of installations and services	85,678	81,665
(Increase) decrease in the fair value of derivative instruments	5,395	(5,258)
Delivery and branch expenses	109,937	99,327
Depreciation and amortization expenses	8,755	7,903
General and administrative expenses	7,593	7,183
Finance charge income	(878)	(675)
Operating income	54,238	49,219
Interest expense, net	(3,819)	(3,011)
Amortization of debt issuance costs	(262)	(300)
Income before income taxes	50,157	45,908
Income tax expense	14,367	13,024
Net income	$35,790	$32,884
General Partner’s interest in net income	349	307
Limited Partners’ interest in net income	$35,441	$32,577

Basic and diluted income per Limited Partner Unit (1):	$0.89	$0.79
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	33,084	34,587

(1) See Note 15 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,
(in thousands - unaudited)	2025	2024
Net income	$35,790	$32,884
Other comprehensive income:
Unrealized gain on pension plan obligation	350	432
Tax effect of unrealized gain on pension plan obligation	(93)	(195)
Unrealized gain on captive insurance collateral	67	46
Tax effect of unrealized gain on captive insurance collateral	(14)	(9)
Unrealized (loss) gain on interest rate hedges	(31)	633
Tax effect of unrealized (loss) gain on interest rate hedges	8	(167)
Total other comprehensive income	287	740
Total comprehensive income	$36,077	$33,624

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended December 31, 2025
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2025	33,278	326	$314,733	$(6,605)	$(11,348)	$296,780
Net income	—	—	35,441	349	—	35,790
Unrealized gain on pension plan obligation	—	—	—	—	350	350
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(93)	(93)
Unrealized gain on captive insurance collateral	—	—	—	—	67	67
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(14)	(14)
Unrealized loss on interest rate hedges	—	—	—	—	(31)	(31)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	8	8
Distributions	—	—	(6,117)	(404)	—	(6,521)
Retirement of units	(378)	—	(4,489)	—	—	(4,489)
Balance as of December 31, 2025 (unaudited)	32,900	326	$339,568	$(6,660)	$(11,061)	$321,847

	Three Months Ended December 31, 2024
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2024	34,587	326	$282,058	$(5,714)	$(12,451)	$263,893
Net income	—	—	32,577	307	—	32,884
Unrealized gain on pension plan obligation	—	—	—	—	432	432
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(195)	(195)
Unrealized gain on captive insurance collateral	—	—	—	—	46	46
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(9)	(9)
Unrealized gain on interest rate hedges	—	—	—	—	633	633
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(167)	(167)
Distributions	—	—	(5,966)	(368)	—	(6,334)
Retirement of units	(13)	—	(141)	—	—	(141)
Balance as of December 31, 2024 (unaudited)	34,574	326	$308,528	$(5,775)	$(11,711)	$291,042

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(in thousands - unaudited)	2025	2024
Cash flows provided by (used in) operating activities:
Net income	$35,790	$32,884
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	5,395	(5,258)
Depreciation and amortization	9,017	8,203
(Recovery) provision for losses on accounts receivable	(267)	182
Change in deferred taxes	1,142	2,667
Change in weather hedge contracts	5,000	—
Changes in operating assets and liabilities:
Increase in receivables	(95,827)	(81,476)
Increase in inventories	(22,537)	(26,670)
Increase in other assets	(6,006)	(16,263)
Increase in accounts payable	22,159	17,193
Decrease in customer credit balances	(27,547)	(16,199)
Increase in other current and long-term liabilities	18,499	20,173
Net cash used in operating activities	(55,182)	(64,564)
Cash flows provided by (used in) investing activities:
Capital expenditures	(4,566)	(4,000)
Proceeds from sales of fixed assets	380	100
Proceeds from sale of certain assets	—	282
Purchase of investments	(773)	(366)
Acquisitions	—	(668)
Net cash used in investing activities	(4,959)	(4,652)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	71,870	7,825
Term loan repayments	(5,250)	—
Distributions	(6,521)	(6,334)
Unit repurchases	(4,489)	(141)
Customer retainage payments	(295)	(436)
Payments of debt issue costs	—	(241)
Net cash provided by financing activities	55,315	673
Net decrease in cash, cash equivalents, and restricted cash	(4,826)	(68,543)
Cash, cash equivalents, and restricted cash at beginning of period	24,933	117,585
Cash, cash equivalents, and restricted cash at end of period	$20,107	$49,042

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

The Company is organized as follows:

•
Star is a limited partnership, which at December 31, 2025, had outstanding 32.9 million Common Units (NYSE: “SGU”), representing a 99.0% limited partner interest in Star, and 0.3 million general partner units, representing a 1.0% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”). Although Star is a partnership, it is taxed as a corporation and its distributions to unitholders are treated as taxable dividends.
•
Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at December 31, 2025 served approximately 404,900 full service residential and commercial home heating oil and propane accounts and 65,200 accounts on a delivery only basis. We also sell gasoline and diesel fuel to approximately 27,600 accounts. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 20,400 service contracts for natural gas and other heating systems.
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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the three-month period ended December 31, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2025, the $20.1 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $19.9 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2025, the $24.9 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $24.7 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

The Company entered into weather hedge contracts for fiscal years 2026 and 2025. The hedge period runs from November 1 through March 31, taken as a whole. The “Payment Thresholds,” or strikes, are set at various levels and are referenced against degree days for the prior ten year average. For each fiscal year under these contracts, the maximum amount the Company could receive is $15.0 million and is additionally obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold.

The temperatures experienced during the hedge period through December 31, 2025, were colder than the strikes in the weather hedge contracts. As a result as of December 31, 2025, we increased delivery and branch expense under those weather hedge contracts by $5.0 million. The final settlement under the weather hedge contracts for fiscal 2026 may differ depending on the actual degree-days recorded in the period from January 1, 2026 through March 31, 2026. As of December 31, 2024, in accordance with ASC 815-45, we did not incur a benefit or expense related to the weather hedge contracts.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of December 31, 2025, we had $0.3 million and $15.2 million included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability. As of September 30, 2025, we had $0.3 million and $15.3 million reflected in these categories respectively. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of December 31, 2025, and September 30, 2025, was $18.2 million and $18.3 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

No new Accounting Pronouncements were adopted through the fiscal three months ended December 31, 2025.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to income tax disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.

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

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three months ended December 31, 2025, and December 31, 2024:

	Three Months Ended December 31,
(in thousands)	2025	2024
Petroleum Products:
Home heating oil and propane	$372,557	$322,840
Other petroleum products	75,426	76,619
Total petroleum products	447,983	399,459
Installations and Services:
Equipment installations	39,614	37,883
Equipment maintenance service contracts	30,250	30,955
Billable call services	21,409	19,766
Total installations and services	91,273	88,604
Total Sales	$539,256	$488,063

Deferred Contract Costs

We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate. Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years. Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively. At December 31, 2025, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $2.8 million and $4.4 million, respectively. At September 30, 2025, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $2.8 million and $4.2 million, respectively. For the three months ended December 31, 2025, we recognized expense of $0.8 million and for the three months ended December 31, 2024, we recognized expense of $0.8 million associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts. Contract liabilities are recognized straight-line over the service contract period, generally one year or less. As of December 31, 2025 and September 30, 2025 the Company had contract liabilities of $133.1 million and $149.7 million, respectively. During the three months ended December 31, 2025, the Company recognized $83.7 million of revenue that was included in the September 30, 2025 contract liability balance. During the three months ended December 31, 2024, the Company recognized $88.9 million of revenue that was included in the September 30, 2024 contract liability balance.

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

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2025	$7,196
Current period recovery	(267)
Write-offs, net and other	235
Balance as of December 31, 2025	$7,164

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

Under the credit agreement dated September 27, 2024, in order to repurchase Common Units we must maintain Availability (as defined in the credit agreement) of not less than the greater of (i) 15% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) which was $38.3 million as of December 31, 2025 and (ii) $40 million on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase or distribution. (See Note 11—Long-Term Debt and Bank Facility Borrowings).

The following table shows repurchases under the Repurchase Plan:

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2025 total	27,747	$9.05	22,159	943

October 2025	234	$11.87	234	709	(b)
November 2025	67	11.83	67	642
December 2025	77	11.89	77	565
First quarter fiscal year 2026 total	378	$11.87	378	565

January 2026	20	$11.95	20	545	(c)

(a)
Amount includes repurchase costs.
(b)
In October 2025, the Company purchased 138,600 Common Units in a private transaction for aggregate consideration of approximately $1.6 million. The purchase was made within the Company’s unit repurchase plan.
(c)
Of the total available for repurchase, approximately 0.4 million units are available for repurchase in open market transactions and approximately 0.1 million units are available for repurchase in privately-negotiated transactions, under the Repurchase Plan.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at December 31, 2025 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$408	$—	$—	$408
U.S. Government Debt Securities	73,527	81	(8)	73,600
Corporate Debt Securities	5,116	—	(127)	4,989
Total	$79,051	$81	$(135)	$78,997

Investments at September 30, 2025 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$343	$—	$—	$343
U.S. Government Debt Securities	71,453	79	(11)	71,521
Corporate Debt Securities	6,515	—	(190)	6,325
Total	$78,311	$79	$(201)	$78,189

Maturities of investments were as follows at December 31, 2025 (in thousands):

Net Carrying Amount
Due within one year	$78,001
Due after one year through five years	996
Due after five years through ten years	—
Total	$78,997

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

As of December 31, 2025, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to our price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 14.5 million gallons of swap contracts, 5.3 million gallons of call options, 6.4 million gallons of put options, and 49.9 million net gallons of synthetic call options. To hedge its physical inventory on hand, inventory in transit and basis risk, the Company, as of December 31, 2025, held 2.3 million gallons of swap contracts and 14.7 million gallons of short future contracts that settle in future months. To hedge our internal fuel usage and other activities for fiscal 2026, the Company held 5.8 million gallons of swap contracts that settle in future months.

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

As of December 31, 2025, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $73.6 million, or 40%, of our long term debt. The Company has designated its interest rate swap agreements as cash flow hedging derivatives. To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. As of December 31, 2025, the fair value of the swap contracts was $(0.6) million. As of September 30, 2025, the notional value of the swap contracts was $74.5 million and the fair value of the swap contracts was $(0.6) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., Citizens Bank, N.A., JPMorgan Chase Bank, N.A., MSI GuaranteedWeather Trading Ltd., Munich Re Trading LLC and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At December 31, 2025, we did not have any cash posted as collateral with counterparties. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of December 31, 2025, $9.8 million hedge positions or payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at December 31, 2025
Commodity contracts	Fair liability value of derivative instruments	$9,054	$—	$9,054
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net and other long-term liabilities, net balances	831	—	831
Commodity contract assets at December 31, 2025		$9,885	$—	$9,885
Liability Derivatives at December 31, 2025
Commodity contracts	Fair liability value of derivative instruments	$(17,442)	$—	$(17,442)
Commodity contracts	Long-term derivative liabilities included in the deferred charges and other assets, net and other long-term liabilities, net balances	(970)	—	(970)
Commodity contract liabilities at December 31, 2025		$(18,412)	$—	$(18,412)
Asset Derivatives at September 30, 2025
Commodity contracts	Fair asset and liability value of derivative instruments	$7,561	$—	$7,561
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	755	—	755
Commodity contract assets September 30, 2025		$8,316	$—	$8,316
Liability Derivatives at September 30, 2025
Commodity contracts	Fair asset and liability value of derivative instruments	$(8,169)	$—	$(8,169)
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	(653)	—	(653)
Commodity contract liabilities September 30, 2025		$(8,822)	$—	$(8,822)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Long-term derivative assets included in deferred charges and other assets, net	$8	$(7)	$1	$—	$—	$1
Fair liability value of derivative instruments	9,054	(17,442)	$(8,388)	—	—	(8,388)
Long-term derivative liabilities included in other long-term liabilities, net	823	(963)	(140)	—	—	(140)
Total at December 31, 2025	$9,885	$(18,412)	$(8,527)	$—	$—	$(8,527)
Fair asset value of derivative instruments	$3,630	$(2,840)	$790	$—	$—	$790
Long-term derivative assets included in deferred charges and other assets, net	755	(653)	102	—	—	102
Fair liability value of derivative instruments	3,931	(5,329)	(1,398)	—	—	(1,398)
Total at September 30, 2025	$8,316	$(8,822)	$(506)	$—	$—	$(506)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Commodity contracts	Cost of product (a)	$1,311	$6,891
Commodity contracts	Cost of installations and service (a)	$(20)	$87
Commodity contracts	Delivery and branch expenses (a)	$(268)	$411
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$5,395	$(5,258)

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

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	December 31, 2025	September 30, 2025
Product	$44,578	$22,040
Parts and equipment	24,981	24,982
Total inventory	$69,559	$47,022

8) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	December 31, 2025	September 30, 2025
Property and equipment	$284,500	$282,870
Less: accumulated depreciation and amortization	156,771	154,265
Property and equipment, net	$127,729	$128,605

9) Business Combinations and Divestitures

The Company did not complete any acquisitions during the three months ended December 31, 2025.

During the three months ended December 31, 2024, the Company sold certain assets for cash proceeds of $0.3 million and acquired a heating oil business for approximately $0.7 million in cash. The gross purchase price was allocated $0.8 million to intangible assets, $0.4 million to goodwill, $0.3 million to fixed assets and reduced by $0.8 million of negative working capital.

10) Intangible Assets, net

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	December 31, 2025			September 30, 2025
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$493,431	$395,922	$97,509	$493,431	$391,702	$101,729
Trade names and other intangibles	52,028	29,438	22,590	52,028	28,865	23,163
Total	$545,459	$425,360	$120,099	$545,459	$420,567	$124,892

Amortization expense for intangible assets was $4.8 million for the three months ended December 31, 2025, compared to $4.5 million for the three months ended December 31, 2024.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	December 31,		September 30,
	2025		2025
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$71,870	$71,870	$—	$—
Senior Secured Term Loan (b)	182,938	183,750	188,118	189,000
Total debt	$254,808	$255,620	$188,118	$189,000
Total short-term portion of debt	$92,870	$92,870	$21,000	$21,000
Total long-term portion of debt (b)	$161,938	$162,750	$167,118	$168,000

(a)
The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)
Carrying amounts are net of unamortized debt issuance costs of $0.8 million as of December 31, 2025, and $0.9 million as of September 30, 2025.

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

All amounts outstanding under the credit agreement become due and payable on the facility termination date of September 27, 2029. The Term Loan is repayable in quarterly payments of $5.3 million, plus an annual payment equal to 25% of the annual Excess Cash Flow as defined in the credit agreement (an amount not to exceed $4.0 million annually), less certain voluntary prepayments made during the year, with final payment at maturity. The Company was not required to make additional term loan repayments due to Excess Cash Flow for the fiscal year ended September 30, 2025.

The interest rate on the revolving credit facility and the term loan is based on a margin over Adjusted Term Secured Overnight Financing Rate ("SOFR") or a base rate. At December 31, 2025, the effective interest rate on the term loan (considering the impact of interest rate hedges) and revolving credit facility borrowings was approximately 6.9% and 6.6%, respectively, compared to 7.1% and 6.4%, respectively at September 30, 2025.

The commitment fee on the unused portion of the revolving credit facility is 0.30% from December through April, and 0.20% from May through November.

The credit agreement requires the Company to meet certain financial covenants, including a fixed charge coverage ratio of 1.10 if Availability (as defined in the credit agreement) is less than the greater of (a) 12.5% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) which was $31.9 million as of December 31, 2025 and (b) $35.0 million. In addition, as long as the Term Loan is outstanding, a senior secured leverage ratio cannot be more than 3.0 as calculated as of the quarters ending June or September, and no more than 5.5 as calculated as of the quarters ending December or March.

Certain restrictions are also imposed by the credit agreement, including restrictions on the Company’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, repurchase units, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

At December 31, 2025, $183.8 million of the Term Loan was outstanding, $71.9 million were outstanding under the revolving credit facility, $9.8 million hedge positions were secured under the credit agreement, and $5.1 million of letters of credit were issued and outstanding. At September 30, 2025, $189.0 million of the term loan was outstanding, no borrowings were outstanding under the revolving credit facility, $1.3 million hedge positions were secured under the credit agreement and $5.1 million of letters of credit were issued and outstanding.

At December 31, 2025, availability was $168.6 million, and the Company was in compliance with the financial covenants. At September 30, 2025, availability was $165.0 million, and the Company was in compliance with the financial covenants. The amount of availability is impacted by several factors, including: outstanding debt, the valuation of our customer list, and accounts receivable and inventory balances. Each year, during the third quarter, the valuation of our customer list is re-evaluated based on the Company's performance.

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

The current and deferred income tax expense for the three months ended December 31, 2025, and December 31, 2024, are as follows:

	Three Months Ended
	December 31,
(in thousands)	2025	2024
Income before income taxes	$50,157	$45,908
Current income tax expense	13,225	10,357
Deferred income tax expense	1,142	2,667
Total income tax expense	$14,367	$13,024

At December 31, 2025, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Three Months Ended
Cash paid during the period for:	December 31,
(in thousands)	2025	2024
Income taxes, net	$9,759	$5,569
Interest	$4,407	$5,145

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

15) Earnings Per Limited Partner Unit

The following table presents the net income allocation and per unit data:

	Three Months Ended
Basic and Diluted Earnings Per Limited Partner:	December 31,
(in thousands, except per unit data)	2025	2024
Net income	$35,790	$32,884
Less General Partner’s interest in net income	349	307
Net income available to limited partners	35,441	32,577
Less dilutive impact of theoretical distribution of earnings *	5,909	5,371
Limited Partner’s interest in net income	$29,532	$27,206
Per unit data:
Basic and diluted net income available to limited partners	$1.07	$0.94
Less dilutive impact of theoretical distribution of earnings *	0.18	0.15
Limited Partner’s interest in net income	$0.89	$0.79
Weighted average number of Limited Partner units outstanding	33,084	34,587

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

16) Segment Reporting

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

The following table sets forth our segment financial information:

	Three Months Ended
	December 31,
(in thousands)	2025	2024
Petroleum products sales:
Home heating oil and propane	$372,557	$322,840
Motor fuel and other petroleum products	75,426	76,619
Total petroleum products	447,983	399,459
Installations and service sales:
Equipment installations	39,614	37,883
Services	51,659	50,721
Total installations and services	91,273	88,604
Total sales	539,256	488,063
Cost and expenses:
Cost of product	268,538	248,699
Cost of installations	30,651	30,263
Cost of service	55,027	51,402
Delivery expenses	33,694	29,905
Operations expenses	18,413	18,200
Garage and plant expenses	11,052	10,421
Sales and marketing expenses	14,653	14,673
Customer service and credit expenses	11,318	11,782
Insurance related expenses	12,054	10,544
Information technology expenses	3,753	3,802
Weather hedge contracts loss	5,000	—
General and administrative expenses	7,593	7,183
Finance charge income	(878)	(675)
Adjusted EBITDA	68,388	51,864
(Increase) decrease in the fair value of derivative instruments	5,395	(5,258)
Depreciation and amortization expenses	8,755	7,903
Operating Income	54,238	49,219
Interest expense, net	(3,819)	(3,011)
Amortization of debt issuance costs	(262)	(300)
Income before income taxes	50,157	45,908
Income tax expense	14,367	13,024
Net income	$35,790	$32,884

17) Subsequent Events

Quarterly Distribution Declared

In January 2026, we declared a quarterly distribution of $0.1850 per unit, or $0.74 per unit on an annualized basis, on all Common Units with respect to the first quarter of fiscal 2026, paid on February 4, 2026, to holders of record on January 26, 2026. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $6.1 million was paid to the Common Unit holders, $0.4 million to the General Partner unit holders (including $0.4 million of incentive distribution as provided in our Partnership Agreement) and $0.4 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In January 2026, in accordance with the Repurchase Plan, the Company repurchased and retired less than 0.1 million Common Units at an average price paid of $11.95 per unit.

Acquisitions

Subsequent to December 31, 2025, the Company purchased the customer list and assets of a heating oil business for approximately $0.9 million before working capital adjustments.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including the impact of geopolitical events on wholesale product cost volatility, tariff regimes, including newly imposed U.S. tariffs and any additional responsive non-U.S. tariffs or additional U.S. tariffs, the price and supply of the products that we sell, our ability to purchase sufficient quantities of product to meet our customer’s needs, rapid increases in levels of inflation, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, the effect of weather conditions on our financial performance, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, natural gas conversions and electrification of heating systems, pandemic and future global health pandemics, recessionary economic conditions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including federal, state and municipal laws restricting greenhouse gases ("GHG") emissions and federal, state and local environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, cyber-attacks, global supply chain issues, labor shortages and new technology, including alternative methods for heating and cooling residences. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct, and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Fiscal 2025 Form 10-K under Part I Item 1A “Risk Factors.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report and in our Fiscal 2025 Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Liquid Product Price Volatility

Volatility, which is reflected in the wholesale price of liquid products, including home heating oil, propane and motor fuels, has a larger impact on our business when prices rise. Home heating oil consumers are sensitive to heating cost increases, and this often leads to customer conservation and increased gross customer losses. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces and is closely linked to the price of diesel fuel. The volatility in the wholesale cost of diesel fuel as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2022, through 2026, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2026		Fiscal 2025		Fiscal 2024		Fiscal 2023		Fiscal 2022
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.11	$2.70	$2.13	$2.40	$2.51	$3.22	$2.78	$4.55	$2.06	$2.59
March 31	—	—	2.16	2.62	2.53	2.96	2.61	3.55	2.36	4.44
June 30	—	—	1.97	2.54	2.29	2.77	2.23	2.73	3.27	5.14
September 30	—	—	2.23	2.51	2.06	2.63	2.38	3.48	3.13	4.01

(a) On February 2, 2026, the NYMEX ultra low sulfur diesel contract closed at $2.36 per gallon.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2026	$34,033	$33,963
2027	30,929	30,377
2028	27,444	28,505
2029	24,997	25,355
2030	21,246	22,265
2031	18,489	20,094

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

The Company entered into weather hedge contracts for fiscal years 2026 and 2025. The hedge period runs from November 1 through March 31, taken as a whole. The “Payment Thresholds,” or strikes, are set at various levels and are referenced against degree days for the prior ten year average. Under these contracts, the maximum amount the Company could receive is $15.0 million and is additionally obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold.

The temperatures experienced during the hedge period through December 31, 2025, were colder than the strikes in the weather hedge contracts. As a result as of December 31, 2025, we increased delivery and branch expense under those weather hedge contracts by $5.0 million. As of December 31, 2024, in accordance with ASC 815-45, we did not incur a benefit or expense related to the weather hedge contracts.

Tariffs

In April 2025, the U.S. government announced a baseline tariff of 10% on certain products imported from all countries and an additional individualized reciprocal tariff on some countries, including Canada and China. Current uncertainties about tariffs and their effects on trading relationships may affect the cost and availability of the Company's assets, such as trucks, and potentially the products and services we sell as well as potentially contribute to inflation in the markets in which we operate. We are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs; however, these impacts remain uncertain.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2026			2025			2024
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	15,800	17,300	(1,500)	15,300	16,700	(1,400)	17,100	17,800	(700)
Second Quarter	—	—	—	9,900	14,500	(4,600)	9,300	14,400	(5,100)
Third Quarter	—	—	—	4,600	11,600	(7,000)	4,700	11,000	(6,300)
Fourth Quarter	—	—	—	7,000	13,600	(6,600)	7,900	12,400	(4,500)
Total	15,800	17,300	(1,500)	36,800	56,400	(19,600)	39,000	55,600	(16,600)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2026			2025			2024
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	3.9%	4.3%	(0.4%)	3.8%	4.1%	(0.3%)	4.3%	4.5%	(0.2%)
Second Quarter	—	—	—	2.5%	3.7%	(1.2%)	2.3%	3.6%	(1.3%)
Third Quarter	—	—	—	0.9%	2.5%	(1.6%)	1.2%	2.8%	(1.6%)
Fourth Quarter	—	—	—	1.6%	3.2%	(1.6%)	2.0%	3.1%	(1.1%)
Total	3.9%	4.3%	(0.4%)	8.8%	13.5%	(4.7%)	9.8%	14.0%	(4.2%)

For the three months ended December 31, 2025, the Company lost 1,500 accounts (net), or 0.4% of its home heating oil and propane customer base, compared to 1,400 accounts lost (net), or 0.3% of its home heating and oil propane customer base in the prior year comparable period. Gross customer gains were 500 accounts higher and gross customer losses were 600 accounts higher than the prior year's comparable period.

During the three months ended December 31, 2025, we estimate that we lost 0.4% of our home heating oil and propane accounts to natural gas and electricity conversions, consistent with the 0.4% lost for the three months ended December 31, 2024 and 2023, respectively. Losses to natural gas and electricity in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons. The Company did not complete any acquisitions during the three months ended December 31, 2025. In February 2026, the Company acquired one heating oil business for approximately $0.9 million. During fiscal 2025, the Company acquired one heating oil and three propane businesses for approximately $80.5 million. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

(in thousands of gallons)
Fiscal 2026 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	February	862	892	1,754
		862	892	1,754

(in thousands of gallons)
Fiscal 2025 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	October	709	1,126	1,835
2	January	7,209	758	7,967
3	March	3,078	1,810	4,888
4	April	722	—	722
		11,718	3,694	15,412

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

Three Months Ended December 31, 2025

Compared to the Three Months Ended December 31, 2024

Volume

For the three months ended December 31, 2025, retail volume of home heating oil and propane sold increased by 11.5 million gallons, or 13.9%, to 93.9 million gallons, compared to 82.4 million gallons for the three months ended December 31, 2024. For those locations where we had existing operations during both periods, which we sometimes refer to as our “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended December 31, 2025 were 18.8% colder than the three months ended December 31, 2024 and 6.1% colder than normal, as reported by NOAA. For the twelve months ended December 31, 2025, net customer attrition for the base business was 4.9%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended December 31, 2024	82.4
Impact of colder temperatures	15.2
Net customer attrition	(4.4)
Acquisitions	3.8
Other	(3.1)
Change	11.5
Volume - Three months ended December 31, 2025	93.9

The following table sets forth the percentage by volume of total home heating oil and propane sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended December 31, 2025, compared to the three months ended December 31, 2024:

	Three Months Ended
Home heating oil and propane volume sold	December 31, 2025	December 31, 2024
Residential Variable	54.6%	49.6%
Residential Price-Protected (Ceiling and Fixed Price)	33.5%	37.3%
Commercial/Industrial/Other	11.9%	13.1%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 0.8 million gallons, or 2.6%, to 29.9 million gallons for the three months ended December 31, 2025, compared to 30.7 million gallons for the three months ended December 31, 2024.

Product Sales

For the three months ended December 31, 2025, product sales increased by $48.5 million, or 12.1%, to $448.0 million, compared to $399.5 million for the three months ended December 31, 2024, due to an increase in total volume sold of 9.4% and an increase in average selling prices.

Installations and Service

For the three months ended December 31, 2025, installation and service revenue increased by $2.7 million, or 3.0%, to $91.3 million, compared to $88.6 million for the three months ended December 31, 2024, driven by $0.8 million of sales generated from recent acquisitions and the remainder was driven by a concerted effort to expand these offerings to our customers as well as price increases.

Cost of Product

For the three months ended December 31, 2025, cost of product increased $19.8 million, or 8.0%, to $268.5 million, compared to $248.7 million for the three months ended December 31, 2024, due to an increase in total volume sold of 9.4% slightly offset by a decrease in wholesale product cost of $0.0290 per gallon, or 1.3% calculated on a weighted average basis. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transactions. On that basis, home heating oil and propane margins, for the three months ended December 31, 2025, increased by $0.0971 per gallon, or 5.7%, to $1.8010 per gallon, from $1.7039 per gallon during the three months ended December 31, 2024. Going forward, we cannot assume that per gallon margins realized during the three months ended December 31, 2025, are sustainable especially with the volatility in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	December 31, 2025		December 31, 2024
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	93.9		82.4
Sales	$372.6	$3.9690	$322.9	$3.9178
Cost	$203.5	$2.1680	$182.4	$2.2139
Gross Profit	$169.1	$1.8010	$140.5	$1.7039

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	29.9		30.7
Sales	$75.4	$2.5247	$76.6	$2.4968
Cost	$65.0	$2.1769	$66.3	$2.1595
Gross Profit	$10.4	$0.3478	$10.3	$0.3373

Total Product	Amount (in millions)	Amount (in millions)
Sales	$448.0	$399.5
Cost	$268.5	$248.7
Gross Profit	$179.5	$150.8

For the three months ended December 31, 2025, total product gross profit was $179.5 million, which was $28.7 million, or 19.0%, higher than the three months ended December 31, 2024, due to an increase in home heating oil and propane volume sold ($19.5 million), increase in home heating oil and propane margins ($9.1 million) and an increase in gross profit from other petroleum products ($0.1 million).

Cost of Installations and Service

Total installation costs, for the three months ended December 31, 2025, increased by $0.4 million or 1.3%, to $30.7 million, compared to $30.3 million of installation costs for the three months ended December 31, 2024. This increase was largely due to higher installation sales. Installation costs as a percentage of installation sales were 77.4% for the three months ended December 31, 2025, and 79.9% for the three months ended December 31, 2024. The gross profit from installation increased by $1.4 million, compared to the three months ended December 31, 2024.

Service expense increased by $3.6 million, or 7.0%, to $55.0 million for the three months ended December 31, 2025, representing 106.5% of service sales, versus $51.4 million, or 101.3% of service sales, for the three months ended December 31, 2024. The increase in service expense was driven by higher service call volume due to the colder weather and increase in propane tank sets. A large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. The loss from service increased by $2.7 million compared to the three months ended December 31, 2024.

We realized a combined gross profit from service and installation of $5.6 million for the three months ended December 31, 2025 compared to a gross profit of $6.9 million for the three months ended December 31, 2024, a $1.3 million decrease. While installation gross profit increased by $1.4 million, the service gross profit loss increased by $2.7 million due to demand for service and an increase in propane tank sets.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended December 31, 2025, the change in the fair value of derivative instruments resulted in a $5.4 million charge as a decrease in the market value for unexpired hedges (a $6.1 million charge) more than offset a $0.7 million credit due to the expiration of certain hedged positions.

During the three months ended December 31, 2024, the change in the fair value of derivative instruments resulted in a $5.3 million credit as a decrease in the market value for unexpired hedges (a $1.2 million charge) was more than offset by a $6.5 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended December 31, 2025, delivery and branch expense increased $10.6 million, or 10.7%, to $109.9 million, compared to $99.3 million for the three months ended December 31, 2024. During the three months ended December 31, 2025, the Company's weather hedge contracts accounted for a $5.0 million increase in expense. The temperatures experienced from November 2025 through December 2025 were colder than the strike prices and, therefore, the Company recorded an expense under those weather hedge contracts of $5.0 million, as compared to no liability for the three months ended December 31, 2024. The increase was also driven by a $3.5 million increase in net base business expenses and $2.1 million of expenses from recent acquisitions. The increase in the base business expenses was driven by a $2.7 million, or 9.1%, increase in delivery expenses due to a 7.6 million gallon, or 9.2%, increase in home heating oil and propane volume sold in the base business, and a $0.8 million or 0.8% in other net expense increases.

Depreciation and Amortization Expenses

For the three months ended December 31, 2025, depreciation and amortization expenses increased $0.9 million, or 10.8%, to $8.8 million, compared to $7.9 million for the three months ended December 31, 2024, primarily due to acquisitions and slightly offset by intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the three months ended December 31, 2025, general and administrative expenses increased by $0.4 million or 5.7%, to $7.6 million, from $7.2 million for the three months ended December 31, 2024, due primarily a $0.7 million increase in salaries and benefits expenses including profit sharing expense, that was partially offset by a $0.3 million decrease in legal, professional and other expenses. The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable if/when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For the three months ended December 31, 2025, finance charge income increased $0.2 million or 29.9%, to $0.9 million, from $0.7 million for the three months ended December 31, 2024, due to higher late customer payment charges on aged receivables.

Interest Expense, Net

For the three months ended December 31, 2025, interest expense, net increased by $0.8 million, or 26.9%, to $3.8 million compared to $3.0 million for the three months ended December 31, 2024. The year-over-year change was attributable to a reduction in interest income of $1.0 million due to lower invested cash balances of $78.0 million. In September 2024, the company increased its term loan and prefunded an acquisition that closed in January 2025 for $66.9 million. Gross interest expense decreased by $0.2 million as an increase in average borrowings of $4.3 million from $210.7 million for the three months ended December 31, 2024, to $215.0 million for the three months ended December 31, 2025, was more than offset by a decline in the weighted average interest rate from 7.2% for the three months ended December 31, 2024 to 6.9% for the three months ended December 31, 2025. To hedge against rising interest rates, the Company utilizes interest rate swaps. At December 31, 2025, approximately 40% of borrowings under Star's variable-rate long term debt were not subject to interest rate changes as a result of interest rate swaps.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2025, amortization of debt issuance cost was $0.3 million, essentially unchanged from the three months ended December 31, 2024.

Income Tax Expense

For the three months ended December 31, 2025, the Company’s income tax expense increased by $1.4 million to $14.4 million, from $13.0 million for the three months ended December 31, 2024. The increase in the income tax expense was driven by a $4.2 million increase in income before income taxes.

Net Income

For the three months ended December 31, 2025, Star’s net income increased $2.9 million, to $35.8 million, compared to the three months ended December 31, 2024, primarily due to a $16.5 million increase in the Adjusted EBITDA, that was partially offset by an unfavorable change in the fair value of derivative instruments of $10.7 million, a $1.4 million increase in income tax expense, a $0.9 million increase in depreciation and amortization expenses and a $0.8 million increase in net interest expense.

Adjusted EBITDA

For the three months ended December 31, 2025, Adjusted EBITDA increased $16.5 million, to $68.4 million, compared to the three months ended December 31, 2024, primarily due to a $16.8 million increase in Adjusted EBITDA in the base business and a $4.7 million increase in Adjusted EBITDA from recent acquisitions that was partially offset by a $5.0 million increase in expense related to the Company's weather hedge contracts. The increase in Adjusted EBITDA in the base business was driven by higher home heating oil and propane volume sold due to colder weather, an increase in home heating oil and propane per gallon margins, higher installation profitability partially reduced by an increase in operating expenses and an increase in the demand for service also due to colder weather.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flow, as a measure of liquidity or ability to service debt obligations, but provides additional information for evaluating the Company’s ability to make the minimum quarterly distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended December 31,
(in thousands)	2025	2024
Net income	$35,790	$32,884
Plus:
Income tax expense	14,367	13,024
Amortization of debt issuance costs	262	300
Interest expense, net	3,819	3,011
Depreciation and amortization	8,755	7,903
EBITDA (a)	62,993	57,122
(Increase) / decrease in the fair value of derivative instruments	5,395	(5,258)
Adjusted EBITDA (a)	68,388	51,864
Add / (subtract)
Income tax expense	(14,367)	(13,024)
Interest expense, net	(3,819)	(3,011)
(Recovery) provision for losses on accounts receivable	(267)	182
Increase in accounts receivables	(95,827)	(81,476)
Increase in inventories	(22,537)	(26,670)
Decrease in customer credit balances	(27,547)	(16,199)
Change in deferred taxes	1,142	2,667
Change in other operating assets and liabilities	39,652	21,103
Net cash used in operating activities	$(55,182)	$(64,564)
Net cash used in investing activities	$(4,959)	$(4,652)
Net cash provided by financing activities	$55,315	$673

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

During the three months ended December 31, 2025, cash used in operating activities decreased $9.4 million, to $55.2 million, compared to $64.6 million during the three months ended December 31, 2024, as a $25.7 million increase in accounts receivable due from customers on a comparable basis (including accounts receivable and customer credit balance accounts), more than offset a $17.4 million increase in cash flows from operations, $5.5 million less cash required for collateral at derivative counterparties, $4.1 million less cash used for inventory purchases, a $5.0 million increase in cash from the timing of accounts payable payments and $3.1 million of other changes in working capital.

Investing Activities

The Company did not complete any acquisitions during the three months ended December 31, 2025.

For the three months ended December 31, 2025, our capital expenditures totaled $4.6 million, as we invested in computer hardware and software ($0.4 million), refurbished certain physical plants ($1.7 million), expanded our propane operations ($0.2 million) and made additions to our fleet and other equipment ($2.3 million).

During the three months ended December 31, 2025, $0.8 million of earnings were reinvested into an irrevocable trust established in connection with our captive insurance company. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

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

During the three months ended December 31, 2024, $0.4 million of earnings were reinvested into the irrevocable trust.

Financing Activities

During the three months ended December 31, 2025, we repaid $5.3 million of our term loan, borrowed $71.9 million under our revolving credit facility, repurchased 0.4 million Common Units, at an average price paid of $11.87 per unit, for $4.5 million, in connection with our unit repurchase plan, and paid distributions of $6.1 million to our Common Unit holders and $0.4 million to our General Partner unit holders (including $0.4 million of incentive distributions as provided in our Partnership Agreement).

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, geopolitical and business conditions, tariff regimes, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation, inflation and other factors. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of December 31, 2025 ($19.9 million) or a combination thereof. We believe that these cash sources will also be sufficient to satisfy our capital requirements in the longer-term. However, if they are not sufficient, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and accounts receivable. As of December 31, 2025, we had accounts receivable of $198.2 million of which $154.9 million is due from residential customers and $43.3 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivables. If these balances do not meet the eligibility tests as defined in our credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of December 31, 2025, we had $71.9 million of borrowings under the revolving credit facility, $183.8 million outstanding under our term loan, $5.1 million in letters of credit outstanding and $9.8 million hedge positions were secured under the credit agreement.

Under the terms of the credit agreement, if Availability (as defined in the credit agreement) is less than the greater of (a) 12.5% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) which was $31.9 million as of December 31, 2025 and (b) $35.0 million, we must maintain a fixed charge coverage ratio of 1.10. We are also required to maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 5.5 as of December 31st or March 31st. As of December 31, 2025, Availability, as defined in the credit agreement, as amended, was $168.6 million and we were in compliance with the financial covenants.

Maintenance capital expenditures for the remainder of fiscal 2026 are estimated to be approximately $8.2 million to $9.2 million, excluding the capital requirements for leased fleet. In addition, we plan to invest $0.5 million to $0.7 million in our propane operations. If, and only to the extent that, cash distributions to our unitholders remain at the current quarterly level of $0.1850 per unit for the balance of fiscal 2026, the Company would make aggregate payments of approximately $18.2 million to Common Unit holders, $1.2 million to our General Partner (including $1.1 million of incentive distribution as provided for in our Partnership Agreement) and $1.1 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. The amount of cash distributions payable to our unitholders, if any, depends on the amount of cash flow generated by the Company and our compliance with certain financial covenants under our credit agreement. Under the terms of our credit agreement, our term loan is repayable in quarterly payments of $5.3 million and we expect to pay $15.8 million for the remainder of fiscal 2026. Further, subject to any additional liquidity issues or concerns resulting from wholesale price volatility, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since our September 30, 2025 Form 10-K disclosure and therefore, the table has not been included in this Form 10-Q.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies for discussion regarding the impact of accounting standards that were recently adopted and issued but not yet effective, on our consolidated financial statements.

Critical Accounting Policy and Critical Accounting Estimates

We believe that there have been no significant changes to our critical accounting policy and critical accounting estimates during the three months ended December 31, 2025, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended September 30, 2025. While our critical accounting policies and estimates have not changed in any significant way during the three months ended December 31, 2025, the following provides disclosures about our critical accounting policy and critical accounting estimates.

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

At December 31, 2025, we had outstanding borrowings totaling $255.6 million that are subject to variable interest rates under our credit agreement, and $73.6 million of interest rate swaps to mitigate exposure to interest rate risk associated with variable interest rates. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.3 million.

Commodity Price Risk

We regularly use derivative financial instruments to manage our exposure to commodity price risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2025, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $6.8 million from $(8.5) million to a fair market value of $(1.7) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $3.9 million to a fair market value of $(12.4) million.

For a broader discussion of risks, including those related to market conditions, please refer to Part I Item 1A "Risk Factors in our Fiscal 2025 Form 10-K.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2025. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of December 31, 2025, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

In the opinion of management, we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity.

Item 1A.

Risk Factors

In addition to the other information set forth in this Report, investors should carefully review and consider the information regarding certain factors, which could materially affect our business, results of operations, financial condition and cash flows set forth in Part I Item 1A. “Risk Factors” in our Fiscal 2025 Form 10-K report. There have been no material changes since the Company’s most recent Form 10-K report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

Purchase of equity securities by the issuer. Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the three months ended December 31, 2025 is incorporated into this Item 2 by reference.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

N/A

Item 5.

Other Information

(a) N/A

(b) N/A

(c) Trading Plans. During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans and arrangements or non-Rule 10b5-1 trading plans and arrangements.

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

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Kestrel Heat LLC (Principal Financial Officer)	February 4, 2026

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller of Kestrel Heat LLC (Principal Accounting Officer)	February 4, 2026