Form 10-Q
period 2026-03-31
STAR GROUP, L.P.
filed 2026-05-06
CIK 1002590

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

At April 30, 2026, the registrant had 32,833,933 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2026	2025
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,190	$24,683
Receivables, net of allowance of $7,660 and $7,196, respectively	262,181	102,119
Inventories	80,894	47,022
Fair asset value of derivative instruments	30,921	790
Prepaid expenses and other current assets	55,413	32,667
Total current assets	441,599	207,281
Property and equipment, net	127,550	128,605
Operating lease right-of-use assets	93,063	93,264
Goodwill	293,955	293,350
Intangibles, net	116,653	124,892
Restricted cash	250	250
Captive insurance collateral	79,673	78,189
Deferred charges and other assets, net	11,483	11,500
Total assets	$1,164,226	$937,331
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$44,191	$33,667
Revolving credit facility borrowings	87,436	—
Fair liability value of derivative instruments	—	1,398
Current maturities of long-term debt	21,000	21,000
Current portion of operating lease liabilities	20,383	19,934
Accrued expenses and other current liabilities	168,358	119,497
Unearned service contract revenue	76,086	66,927
Customer credit balances	29,674	86,810
Total current liabilities	447,128	349,233
Long-term debt	156,753	167,118
Long-term operating lease liabilities	76,074	77,206
Deferred tax liabilities, net	45,294	30,823
Other long-term liabilities	15,510	16,171
Partners’ capital
Common unitholders	439,963	314,733
General partner	(6,000)	(6,605)
Accumulated other comprehensive loss, net of taxes	(10,496)	(11,348)
Total partners’ capital	423,467	296,780
Total liabilities and partners’ capital	$1,164,226	$937,331

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data - unaudited)	2026	2025	2026	2025
Sales:
Product	$689,788	$665,105	$1,137,771	$1,064,564
Installations and services	76,927	77,940	168,200	166,544
Total sales	766,715	743,045	1,305,971	1,231,108
Cost and expenses:
Cost of product	412,437	406,950	680,975	655,649
Cost of installations and services	78,409	76,210	164,087	157,875
(Increase) decrease in the fair value of derivative instruments	(26,812)	(6,101)	(21,417)	(11,359)
Delivery and branch expenses	129,774	124,927	239,711	224,254
Depreciation and amortization expenses	8,285	8,912	17,040	16,815
General and administrative expenses	8,716	8,187	16,309	15,370
Finance charge income	(1,275)	(1,412)	(2,153)	(2,087)
Operating income	157,181	125,372	211,419	174,591
Interest expense, net	(4,143)	(4,464)	(7,962)	(7,475)
Amortization of debt issuance costs	(265)	(230)	(527)	(530)
Income before income taxes	152,773	120,678	202,930	166,586
Income tax expense	44,490	34,767	58,857	47,791
Net income	$108,283	$85,911	$144,073	$118,795
General Partner’s interest in net income	1,063	802	1,412	1,109
Limited Partners’ interest in net income	$107,220	$85,109	$142,661	$117,686

Basic and diluted income per Limited Partner Unit (1):	$2.66	$2.01	$3.55	$2.80
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	32,885	34,569	32,985	34,578

(1) See Note 15 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands - unaudited)	2026	2025	2026	2025
Net income	$108,283	$85,911	$144,073	$118,795
Other comprehensive income:
Unrealized gain on pension plan obligation	348	432	698	864
Tax effect of unrealized gain on pension plan obligation	(92)	(33)	(185)	(228)
Unrealized gain (loss) on captive insurance collateral	(17)	125	50	171
Tax effect of unrealized gain (loss) on captive insurance collateral	3	(27)	(11)	(36)
Unrealized gain (loss) on interest rate hedges	443	(636)	412	(3)
Tax effect of unrealized gain (loss) on interest rate hedges	(120)	168	(112)	1
Total other comprehensive income	565	29	852	769
Total comprehensive income	$108,848	$85,940	$144,925	$119,564

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended March 31, 2026
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of December 31, 2025	32,900	326	$339,568	$(6,660)	$(11,061)	$321,847
Net income	—	—	107,220	1,063	—	108,283
Unrealized gain on pension plan obligation	—	—	—	—	348	348
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(92)	(92)
Unrealized loss on captive insurance collateral	—	—	—	—	(17)	(17)
Tax effect of unrealized loss on captive insurance collateral	—	—	—	—	3	3
Unrealized gain on interest rate hedges	—	—	—	—	443	443
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(120)	(120)
Distributions	—	—	(6,082)	(403)	—	(6,485)
Retirement of units	(61)	—	(743)	—	—	(743)
Balance as of March 31, 2026 (unaudited)	32,839	326	$439,963	$(6,000)	$(10,496)	$423,467

	Three Months Ended March 31, 2025
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of December 31, 2024	34,574	326	$308,528	$(5,775)	$(11,711)	$291,042
Net income	—	—	85,109	802	—	85,911
Unrealized gain on pension plan obligation	—	—	—	—	432	432
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(33)	(33)
Unrealized gain on captive insurance collateral	—	—	—	—	125	125
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(27)	(27)
Unrealized loss on interest rate hedges	—	—	—	—	(636)	(636)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	168	168
Distributions	—	—	(5,963)	(367)	—	(6,330)
Retirement of units	(6)	—	(71)	—	—	(71)
Balance as of March 31, 2025 (unaudited)	34,568	326	$387,603	$(5,340)	$(11,682)	$370,581

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Six Months Ended March 31, 2026
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2025	33,278	326	$314,733	$(6,605)	$(11,348)	$296,780
Net income	—	—	142,661	1,412	—	144,073
Unrealized gain on pension plan obligation	—	—	—	—	698	698
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(185)	(185)
Unrealized gain on captive insurance collateral	—	—	—	—	50	50
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(11)	(11)
Unrealized gain on interest rate hedges	—	—	—	—	412	412
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(112)	(112)
Distributions	—	—	(12,199)	(807)	—	(13,006)
Retirement of units	(439)	—	(5,232)	—	—	(5,232)
Balance as of March 31, 2026 (unaudited)	32,839	326	$439,963	$(6,000)	$(10,496)	$423,467

	Six Months Ended March 31, 2025
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2024	34,587	326	$282,058	$(5,714)	$(12,451)	$263,893
Net income	—	—	117,686	1,109	—	118,795
Unrealized gain on pension plan obligation	—	—	—	—	864	864
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(228)	(228)
Unrealized gain on captive insurance collateral	—	—	—	—	171	171
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(36)	(36)
Unrealized loss on interest rate hedges	—	—	—	—	(3)	(3)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	1	1
Distributions	—	—	(11,929)	(735)	—	(12,664)
Retirement of units	(19)	—	(212)	—	—	(212)
Balance as of March 31, 2025 (unaudited)	34,568	326	$387,603	$(5,340)	$(11,682)	$370,581

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(in thousands - unaudited)	2026	2025
Cash flows provided by (used in) operating activities:
Net income	$144,073	$118,795
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(21,417)	(11,359)
Depreciation and amortization	17,567	17,345
Provision for losses on accounts receivable	2,804	3,169
Change in deferred taxes	14,163	11,404
Change in weather hedge contracts	5,000	3,108
Changes in operating assets and liabilities:
Increase in receivables	(162,868)	(124,722)
Increase in inventories	(33,777)	(22,150)
Increase in other assets	(32,363)	(8,826)
Increase in accounts payable	11,760	14,539
Decrease in customer credit balances	(57,304)	(61,400)
Increase in other current and long-term liabilities	51,285	44,138
Net cash used in operating activities	(61,077)	(15,959)
Cash flows provided by (used in) investing activities:
Capital expenditures	(7,733)	(6,526)
Proceeds from sales of fixed assets	516	391
Proceeds from sale of certain assets	—	282
Purchase of investments	(1,645)	(999)
Acquisitions	(957)	(79,555)
Net cash used in investing activities	(9,819)	(86,407)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	93,575	75,359
Revolving credit facility repayments	(6,139)	(53,016)
Term loan repayments	(10,500)	(5,250)
Distributions	(13,006)	(12,664)
Unit repurchases	(5,232)	(212)
Customer retainage payments	(295)	(443)
Payments of debt issue costs	—	(241)
Net cash provided by financing activities	58,403	3,533
Net decrease in cash, cash equivalents, and restricted cash	(12,493)	(98,833)
Cash, cash equivalents, and restricted cash at beginning of period	24,933	117,585
Cash, cash equivalents, and restricted cash at end of period	$12,440	$18,752

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

The Company is organized as follows:

•
Star is a limited partnership, which at March 31, 2026, had outstanding 32.8 million Common Units (NYSE: “SGU”), representing a 99.0% limited partner interest in Star, and 0.3 million general partner units, representing a 1.0% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”). Although Star is a partnership, it is taxed as a corporation and its distributions to unitholders are treated as taxable dividends.
•
Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at March 31, 2026 served approximately 403,700 full service residential and commercial home heating oil and propane accounts and 65,900 accounts on a delivery only basis. We also sell gasoline and diesel fuel to approximately 27,600 accounts. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 20,300 service contracts for natural gas and other heating systems.
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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the six-month period ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2026, the $12.4 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $12.2 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2025, the $24.9 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $24.7 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

The Company entered into weather hedge contracts for fiscal years 2026 and 2025. The hedge period runs from November 1 through March 31, taken as a whole. The “Payment Thresholds,” or strikes, are set at various levels and are referenced against degree days for the prior ten year average. For each fiscal year under these contracts, the maximum amount the Company could receive is $15.0 million and the Company is additionally obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold.

The temperatures experienced during the hedge periods through March 31, 2026, and March 31 2025, were colder than the strike prices in the weather hedge contracts. As a result, as of March 31, 2026, and March 31, 2025, we increased delivery and branch expense and recorded a payable under those weather hedge contracts of $5.0 million and $3.1 million, respectively. The amounts were paid in full in April 2026 and April 2025, respectively.

For fiscal 2027, the Company entered into a weather hedge contract with the same hedge period as described above; November 1 through March 31. The maximum that the Company can receive is $12.5 million annually and we are not obligated to make an annual payment if degree days exceed the Payment Threshold.

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of March 31, 2026, we had $0.3 million and $15.2 million included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability. As of September 30, 2025, we had $0.3 million and $15.3 million reflected in these categories respectively. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of March 31, 2026, and September 30, 2025, was $17.9 million and $18.3 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

No new Accounting Pronouncements were adopted through the fiscal six months ended March 31, 2026.

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

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three and six months ended March 31, 2026, and March 31, 2025:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Petroleum Products:
Home heating oil and propane	$608,655	$587,878	$981,212	$910,718
Other petroleum products	81,133	77,227	156,559	153,846
Total petroleum products	689,788	665,105	1,137,771	1,064,564
Installations and Services:
Equipment installations	28,332	28,882	67,946	66,765
Equipment maintenance service contracts	30,171	31,020	60,421	61,975
Billable call services	18,424	18,038	39,833	37,804
Total installations and services	76,927	77,940	168,200	166,544
Total Sales	$766,715	$743,045	$1,305,971	$1,231,108

Deferred Contract Costs

We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate. Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years. Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively. At March 31, 2026, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $2.8 million and $4.4 million, respectively. At September 30, 2025, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $2.8 million and $4.2 million, respectively. For the six months ended March 31, 2026, we recognized expense of $1.6 million and for the six months ended March 31, 2025, we recognized expense of $1.8 million associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts. Contract liabilities are recognized straight-line over the service contract period, generally one year or less. As of March 31, 2026 and September 30, 2025 the Company had contract liabilities of $100.9 million and $149.7 million, respectively. During the six months ended March 31, 2026, the Company recognized $115.5 million of revenue that was included in the September 30, 2025 contract liability balance. During the six months ended March 31, 2025, the Company recognized $130.6 million of revenue that was included in the September 30, 2024 contract liability balance.

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

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2025	$7,196
Current period provision	2,804
Write-offs, net and other	(2,340)
Balance as of March 31, 2026	$7,660

4) Common Unit Repurchase and Retirement

In July 2012, the Board adopted a plan to repurchase certain of the Company’s Common Units (the “Repurchase Plan”). Through February 2026, the Company had repurchased approximately 22.6 million Common Units under the Repurchase Plan. In February 2026, the Board authorized an increase of the number of Common Units that remained available for the Company to repurchase from 0.5 million to a total of 2.1 million, of which, 2.0 million were available for repurchase in open market transactions and approximately 0.1 million were available for repurchase in privately-negotiated transactions. There is no guarantee of the number of units that will be purchased under the Repurchase Plan and the Company may discontinue purchases at any time. The Repurchase Plan does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased under the Repurchase Plan will be retired.

Under the credit agreement dated September 27, 2024, in order to repurchase Common Units we must maintain Availability (as defined in the credit agreement) of not less than the greater of (i) 15% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) which was $50.2 million as of March 31, 2026 and (ii) $40 million on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase or distribution. (See Note 11—Long-Term Debt and Bank Facility Borrowings).

The following table shows repurchases under the Repurchase Plan:

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2025 total	27,747	$9.05	22,159	943

First quarter fiscal year 2026 total	378	$11.87	378	565	(b)

January 2026	20	$11.95	20	545
February 2026	—	—	—	2,137	(c)
March 2026	41	12.46	41	2,096
Second quarter fiscal year 2026 total	61	$12.29	61	2,096

April 2026	5	$12.49	5	2,091	(d)

(a)
Amount includes repurchase costs.
(b)
In October 2025, the Company purchased 138,600 Common Units in a private transaction for aggregate consideration of approximately $1.6 million. The purchase was made within the Company’s unit repurchase plan.
(c)
In February 2026, the Board authorized an increase in the number of Common Units available for repurchase in open market transactions from 0.4 million to 2.0 million.
(d)
Of the total available for repurchase, approximately 2.0 million units are available for repurchase in open market transactions and approximately 0.1 million units are available for repurchase in privately-negotiated transactions, under the Repurchase Plan.

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at March 31, 2026 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$306	$—	$—	$306
U.S. Government Debt Securities	77,371	16	(14)	77,373
Corporate Debt Securities	2,067	—	(73)	1,994
Total	$79,744	$16	$(87)	$79,673

Investments at September 30, 2025 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$343	$—	$—	$343
U.S. Government Debt Securities	71,453	79	(11)	71,521
Corporate Debt Securities	6,515	—	(190)	6,325
Total	$78,311	$79	$(201)	$78,189

Maturities of investments were as follows at March 31, 2026 (in thousands):

Net Carrying Amount
Due within one year	$79,673
Due after one year through five years	—
Due after five years through ten years	—
Total	$79,673

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

As of March 31, 2026, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to our price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 6.5 million gallons of swap contracts, 2.4 million gallons of call options, 2.7 million gallons of put options, and 29.5 million net gallons of synthetic call options. To hedge its physical inventory on hand, inventory in transit and basis risk, the Company, as of March 31, 2026, held 1.3 million gallons of swap contracts and 15.7 million gallons of short future contracts that settle in future months. To hedge our internal fuel usage and other activities for fiscal 2026 and 2027, the Company held 2.2 million gallons of swap contracts that settle in future months.

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

As of March 31, 2026, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $72.8 million, or 41%, of our long term debt. The Company has designated its interest rate swap agreements as cash flow hedging derivatives. To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. As of March 31, 2026, the fair value of the swap contracts was $(0.2) million. As of September 30, 2025, the notional value of the swap contracts was $74.5 million and the fair value of the swap contracts was $(0.6) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., Citizens Bank, N.A., JPMorgan Chase Bank, N.A., Swiss Re Corporate Solutions Global Markets, Inc. and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At March 31, 2026, the aggregate cash posted as collateral in the normal course of business at counterparties was $16.1 million and recorded in “Prepaid expense and other current assets.” Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of March 31, 2026, $0.3 million hedge positions or payable amounts were secured under the credit facility.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at March 31, 2026
Commodity contracts	Fair asset value of derivative instruments	$32,247	$—	$32,247
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	637	—	637
Commodity contract assets at March 31, 2026		$32,884	$—	$32,884
Liability Derivatives at March 31, 2026
Commodity contracts	Fair asset value of derivative instruments	$(1,326)	$—	$(1,326)
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	(171)	—	(171)
Commodity contract liabilities at March 31, 2026		$(1,497)	$—	$(1,497)
Asset Derivatives at September 30, 2025
Commodity contracts	Fair asset and liability value of derivative instruments	$7,561	$—	$7,561
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	755	—	755
Commodity contract assets September 30, 2025		$8,316	$—	$8,316
Liability Derivatives at September 30, 2025
Commodity contracts	Fair asset and liability value of derivative instruments	$(8,169)	$—	$(8,169)
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	(653)	—	(653)
Commodity contract liabilities September 30, 2025		$(8,822)	$—	$(8,822)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$32,247	$(1,326)	$30,921	$—	$—	$30,921
Long-term derivative assets included in deferred charges and other assets, net	637	(171)	466	—	—	466
Total at March 31, 2026	$32,884	$(1,497)	$31,387	$—	$—	$31,387
Fair asset value of derivative instruments	$3,630	$(2,840)	$790	$—	$—	$790
Long-term derivative assets included in deferred charges and other assets, net	755	(653)	102	—	—	102
Fair liability value of derivative instruments	3,931	(5,329)	(1,398)	—	—	(1,398)
Total at September 30, 2025	$8,316	$(8,822)	$(506)	$—	$—	$(506)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
Commodity contracts	Cost of product (a)	$1,726	$6,863	$3,037	$13,754
Commodity contracts	Cost of installations and service (a)	$(87)	$44	$(107)	$131
Commodity contracts	Delivery and branch expenses (a)	$(1,812)	$245	$(2,080)	$656
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$(26,812)	$(6,101)	$(21,417)	$(11,359)

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

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	March 31, 2026	September 30, 2025
Product	$55,826	$22,040
Parts and equipment	25,068	24,982
Total inventory	$80,894	$47,022

8) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	March 31, 2026	September 30, 2025
Property and equipment	$287,191	$282,870
Less: accumulated depreciation and amortization	159,641	154,265
Property and equipment, net	$127,550	$128,605

9) Business Combinations and Divestitures

During the six months ended March 31, 2026 the Company acquired one heating oil business for approximately 1.0 million in cash. The gross purchase price was allocated $1.2 million to intangible assets, $0.6 million to goodwill, $0.3 million to fixed assets and reduced by $1.1 million of negative net working capital. The acquired company's operating results are included in the Company’s consolidated financial statements starting on its acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

During the six months ended March 31, 2025, the Company sold certain assets for cash proceeds of $0.3 million and acquired one heating oil and two propane businesses for approximately $79.6 million in cash. The gross purchase price for the three businesses was allocated $37.5 million to intangible assets, $16.8 million to goodwill, $25.2 million to fixed assets and $0.1 million of working capital.

10) Goodwill and Intangible Assets, net

Goodwill

A summary of changes in Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2025	$293,350
Fiscal year 2026 business combination	605
Balance as of March 31, 2026	$293,955

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	March 31, 2026			September 30, 2025
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$493,431	$400,029	$93,402	$493,431	$391,702	$101,729
Trade names and other intangibles	53,213	29,962	23,251	52,028	28,865	23,163
Total	$546,644	$429,991	$116,653	$545,459	$420,567	$124,892

Amortization expense for intangible assets was $9.4 million for the six months ended March 31, 2026, compared to $9.6 million for the six months ended March 31, 2025.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	March 31,		September 30,
	2026		2025
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$87,436	$87,436	$—	$—
Senior Secured Term Loan (b)	177,753	178,500	188,118	189,000
Total debt	$265,189	$265,936	$188,118	$189,000
Total short-term portion of debt	$108,436	$108,436	$21,000	$21,000
Total long-term portion of debt (b)	$156,753	$157,500	$167,118	$168,000

(a)
The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)
Carrying amounts are net of unamortized debt issuance costs of $0.7 million as of March 31, 2026, and $0.9 million as of September 30, 2025.

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

The interest rate on the revolving credit facility and the term loan is based on a margin over Adjusted Term Secured Overnight Financing Rate ("SOFR") or a base rate. At March 31, 2026, the effective interest rate on the term loan (considering the impact of interest rate hedges) and revolving credit facility borrowings was approximately 6.8% and 5.9%, respectively, compared to 7.1% and 6.4%, respectively at September 30, 2025.

The commitment fee on the unused portion of the revolving credit facility is 0.30% from December through April, and 0.20% from May through November.

The credit agreement requires the Company to meet certain financial covenants, including a fixed charge coverage ratio of 1.10 if Availability (as defined in the credit agreement) is less than the greater of (a) 12.5% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) which was $41.8 million as of March 31, 2026, and (b) $35.0 million. In addition, as long as the Term Loan is outstanding, a senior secured leverage ratio cannot be more than 3.0 as calculated as of the quarters ending June or September, and no more than 5.5 as calculated as of the quarters ending December or March.

Certain restrictions are also imposed by the credit agreement, including restrictions on the Company’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, repurchase units, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

At March 31, 2026, $178.5 million of the Term Loan was outstanding, $87.4 million were outstanding under the revolving credit facility, $0.3 million hedge positions were secured under the credit agreement, and $5.1 million of letters of credit were issued and outstanding. At September 30, 2025, $189.0 million of the term loan was outstanding, no borrowings were outstanding under the revolving credit facility, $1.3 million hedge positions were secured under the credit agreement and $5.1 million of letters of credit were issued and outstanding.

At March 31, 2026, availability was $241.8 million, and the Company was in compliance with the financial covenants. At September 30, 2025, availability was $165.0 million, and the Company was in compliance with the financial covenants. The amount of availability is impacted by several factors, including: outstanding debt, the valuation of our customer list, and accounts receivable and inventory balances. Each year, during the third quarter, the valuation of our customer list is re-evaluated based on the Company's performance.

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

The current and deferred income tax expense for the three and six months ended March 31, 2026, and March 31, 2025, are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2026	2025	2026	2025
Income before income taxes	$152,773	$120,678	$202,930	$166,586
Current income tax expense	31,469	26,030	44,694	36,387
Deferred income tax expense	13,021	8,737	14,163	11,404
Total income tax expense	$44,490	$34,767	$58,857	$47,791

At March 31, 2026, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Six Months Ended
Cash paid during the period for:	March 31,
(in thousands)	2026	2025
Income taxes, net	$12,130	$6,245
Interest	$9,259	$10,402

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

15) Earnings Per Limited Partner Unit

The following table presents the net income allocation and per unit data:

	Three Months Ended		Six Months Ended
Basic and Diluted Earnings Per Limited Partner:	March 31,		March 31,
(in thousands, except per unit data)	2026	2025	2026	2025
Net income	$108,283	$85,911	$144,073	$118,795
Less General Partner’s interest in net income	1,063	802	1,412	1,109
Net income available to limited partners	107,220	85,109	142,661	117,686
Less dilutive impact of theoretical distribution of earnings *	19,702	15,482	25,611	20,853
Limited Partner’s interest in net income	$87,518	$69,627	$117,050	$96,833
Per unit data:
Basic and diluted net income available to limited partners	$3.26	$2.46	$4.32	$3.40
Less dilutive impact of theoretical distribution of earnings *	0.60	0.45	0.77	0.60
Limited Partner’s interest in net income	$2.66	$2.01	$3.55	$2.80
Weighted average number of Limited Partner units outstanding	32,885	34,569	32,985	34,578

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

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (“CEO”). The CODM makes key operating decisions and primarily evaluates financial performance based on Adjusted EBITDA, defined as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, other income (loss), net, multiemployer pension plan withdrawal charge, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges). The CODM reviews net income and Adjusted EBITDA on a monthly basis to monitor performance, compare actual results to budgets and forecasts, and assess overall operating effectiveness. The CODM also monitors significant expenses, including: cost of product, cost of installations and service, general and administrative expenses as well as components of delivery and branch expenses.

Because the Company has only one reportable segment, the amounts reported in the consolidated financial statements also represent the segment information, including total assets.

The following table sets forth our segment financial information:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2026	2025	2026	2025
Petroleum products sales:
Home heating oil and propane	$608,655	$587,878	$981,212	$910,718
Motor fuel and other petroleum products	81,133	77,227	156,559	153,846
Total petroleum products	689,788	665,105	1,137,771	1,064,564
Installations and service sales:
Equipment installations	28,332	28,882	67,946	66,765
Services	48,595	49,058	100,254	99,779
Total installations and services	76,927	77,940	168,200	166,544
Total sales	766,715	743,045	1,305,971	1,231,108
Cost and expenses:
Cost of product	412,437	406,950	680,975	655,649
Cost of installations	23,560	24,309	54,211	54,572
Cost of service	54,849	51,901	109,876	103,303
Delivery expenses	44,611	42,433	78,305	72,338
Operations expenses	21,741	21,108	40,154	39,308
Garage and plant expenses	12,962	12,331	24,014	22,752
Sales and marketing expenses	14,216	14,247	28,869	28,920
Customer service and credit expenses	15,279	14,951	26,597	26,733
Insurance related expenses	16,840	12,843	28,894	23,387
Information technology expenses	4,125	3,906	7,878	7,708
Weather hedge contracts loss	—	3,108	5,000	3,108
General and administrative expenses	8,716	8,187	16,309	15,370
Finance charge income	(1,275)	(1,412)	(2,153)	(2,087)
Adjusted EBITDA	138,654	128,183	207,042	180,047
(Increase) decrease in the fair value of derivative instruments	(26,812)	(6,101)	(21,417)	(11,359)
Depreciation and amortization expenses	8,285	8,912	17,040	16,815
Operating Income	157,181	125,372	211,419	174,591
Interest expense, net	(4,143)	(4,464)	(7,962)	(7,475)
Amortization of debt issuance costs	(265)	(230)	(527)	(530)
Income before income taxes	152,773	120,678	202,930	166,586
Income tax expense	44,490	34,767	58,857	47,791
Net income	$108,283	$85,911	$144,073	$118,795

17) Subsequent Events

Quarterly Distribution Declared

In April 2026, we declared a quarterly distribution of $0.1975 per unit, or $0.79 per unit on an annualized basis, on all Common Units with respect to the second quarter of fiscal 2026, paid on May 6, 2026, to holders of record on April 27, 2026. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $6.5 million was paid to the Common Unit holders, $0.5 million to the General Partner unit holders (including $0.4 million of incentive distribution as provided in our Partnership Agreement) and $0.4 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Common Units Repurchased and Retired

In April 2026, in accordance with the Repurchase Plan, the Company repurchased and retired less than 0.1 million Common Units at an average price paid of $12.49 per unit.

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

Liquid Product Price Volatility

Volatility, which is reflected in the wholesale price of liquid products, including home heating oil, propane and motor fuels, has a larger impact on our business when prices rise. Our customers are sensitive to wholesale product cost increases, and this often leads to customer conservation and increased gross customer losses. As a commodity, the price of the products that we sell is generally impacted by many factors, including economic and geopolitical forces and is closely linked to the price of diesel fuel. The volatility in the wholesale cost of diesel fuel as measured by the New York Mercantile Exchange (“NYMEX”), for the fiscal years ending September 30, 2022, through 2026, on a quarterly basis, is illustrated in the following chart (price per gallon):

	Fiscal 2026 (a)		Fiscal 2025		Fiscal 2024		Fiscal 2023		Fiscal 2022
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.11	$2.70	$2.13	$2.40	$2.51	$3.22	$2.78	$4.55	$2.06	$2.59
March 31	2.06	4.61	2.16	2.62	2.53	2.96	2.61	3.55	2.36	4.44
June 30	—	—	1.97	2.54	2.29	2.77	2.23	2.73	3.27	5.14
September 30	—	—	2.23	2.51	2.06	2.63	2.38	3.48	3.13	4.01

(a) On April 30, 2026, the NYMEX ultra low sulfur diesel contract closed at $4.14 per gallon.

On February 28, 2026, the United States launched a joint military operation with Israel against Iran. After which, the wholesale prices of the products that we sell became more volatile and we experienced a significant increase in the cost of our product. The cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”), increased from $2.67 per gallon on February 27, 2026, peaked at $4.61 on March 20, 2026, and closed at $4.16 on March 31, 2026. The significant increase in volatility drove an increase in the cost of hedging instruments used for future price protected accounts and cash requirements for our current hedged inventory. Our seasonal net working capital needs increased to fund these higher costs and contributed to the cash required to finance our operating activities. The Company believes that it may experience a slowing of collection of our accounts receivable over the next few months as our customers respond to higher product prices. Further, interest expense may increase due to higher borrowings to finance higher receivables.

As of March 31, 2026, and continuing into April 2026, the NYMEX heating oil futures prices were in severe backwardation (near term future prices are higher than prices for delivery further out in time). From an inventory cost perspective, backwardation has a discouraging effect on holding physical stocks. When future prices are lower than spot prices, storing heating oil becomes economically unattractive. As of March 31, 2026, we had 18.4 million gallon of heating oil inventory. For our variable priced customers, selling prices may be elevated in the near term due to higher front-month prices. Per gallon margins for our price protected customers may be adversely impacted as the inventory cost could be higher than the hedge utilized to secure the margin at the time of delivery.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2026	$34,487	$36,130
2027	31,566	30,591
2028	28,050	28,689
2029	25,556	25,533
2030	21,773	22,430
2031	18,823	20,241

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

The Company entered into weather hedge contracts for fiscal years 2026 and 2025. The hedge period runs from November 1 through March 31, taken as a whole. The “Payment Thresholds,” or strikes, are set at various levels and are referenced against degree days for the prior ten year average. Under these contracts, the maximum amount the Company could receive is $15.0 million and the Company is additionally obligated to make an annual payment capped at $5.0 million if degree days exceed the Payment Threshold.

The temperatures experienced during the hedge periods through March 31, 2026, and March 31 2025, were colder than the strike prices in the weather hedge contracts. As a result, as of March 31, 2026, and March 31, 2025, we increased delivery and branch expense and recorded a payable under those weather hedge contracts of $5.0 million and $3.1 million, respectively.

For fiscal 2027, the Company entered into a weather hedge contract with the same hedge period as described above; November 1 through March 31. The maximum that the Company can receive is $12.5 million annually and we are not obligated to make an annual payment if degree days exceed the Payment Threshold.

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

At March 31, 2026, we had 29.5 million gallons of home heating oil hedged for our ceiling customers and 6.0 million gallons hedged for our fixed priced customers. Over 95% of the hedges for our ceiling customers were at their strike price (ceiling), which reduces the potential for per gallon margin expansion for these customers unless the price for home heating oil declines.

Derivatives

FASB ASC 815-10-05 Derivatives and Hedging requires that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. We follow hedge accounting for our interest rate swaps; to the extent our interest rate derivative instruments designated as cash flow hedges are effective, as defined under this guidance, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. We have opted out of, and do not follow hedge accounting for our commodity derivative instruments as hedging instruments, as a result, the changes in fair value of the commodity derivative instruments are recognized in our statement of operations. Therefore, we experience volatility in earnings as outstanding derivative instruments are marked-to-market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. The volatility in any given period related to unrealized non-cash gains or losses on derivative instruments can be significant to our overall results. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2026			2025			2024
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	15,800	17,300	(1,500)	15,300	16,700	(1,400)	17,100	17,800	(700)
Second Quarter	11,200	13,800	(2,600)	9,900	14,500	(4,600)	9,300	14,400	(5,100)
Third Quarter	—	—	—	4,600	11,600	(7,000)	4,700	11,000	(6,300)
Fourth Quarter	—	—	—	7,000	13,600	(6,600)	7,900	12,400	(4,500)
Total	27,000	31,100	(4,100)	36,800	56,400	(19,600)	39,000	55,600	(16,600)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2026			2025			2024
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	3.9%	4.3%	(0.4%)	3.8%	4.1%	(0.3%)	4.3%	4.5%	(0.2%)
Second Quarter	2.8%	3.4%	(0.6%)	2.5%	3.7%	(1.2%)	2.3%	3.6%	(1.3%)
Third Quarter	—	—	—	0.9%	2.5%	(1.6%)	1.2%	2.8%	(1.6%)
Fourth Quarter	—	—	—	1.6%	3.2%	(1.6%)	2.0%	3.1%	(1.1%)
Total	6.7%	7.7%	(1.0%)	8.8%	13.5%	(4.7%)	9.8%	14.0%	(4.2%)

For the six months ended March 31, 2026, the Company lost 4,100 accounts (net), or 1.0% of its home heating oil and propane customer base, compared to 6,000 accounts lost (net), or 1.5% of its home heating and oil propane customer base in the prior year comparable period. Gross customer gains were 1,800 accounts higher and gross customer losses were 100 accounts lower than the prior year's comparable period.

During the six months ended March 31, 2026, we estimate that we lost 0.7% of our home heating oil and propane accounts to natural gas and electricity conversions, consistent with the 0.7% lost for the six months ended March 31, 2025 and 2024, respectively. Losses to natural gas and electricity in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons. During the six months ended March 31, 2026, the Company acquired one heating oil business for approximately $1.0 million. During fiscal 2025, the Company acquired one heating oil and three propane businesses for approximately $80.5 million. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

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

Protected Price Account Renewals

A substantial majority of the Company’s price-protected customers have agreements with us that are subject to annual renewal in the period between April and November of each fiscal year. If a significant number of these customers elect not to renew their price-protected agreements with us and do not continue as our customers under a variable price-plan, the Company’s near term profitability, liquidity and cash flow will be adversely impacted. As of April 30, 2026, the wholesale cost of home heating oil as measured by the New York Mercantile Exchange was $4.14 per gallon, approximately $2.10 per gallon higher than at April 30, 2025.

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

Three Months Ended March 31, 2026

Compared to the Three Months Ended March 31, 2025

Volume

For the three months ended March 31, 2026, retail volume of home heating oil and propane sold increased by 0.6 million gallons, or 0.4%, to 144.5 million gallons, compared to 143.9 million gallons for the three months ended March 31, 2025. For those locations where we had existing operations during both periods, which we sometimes refer to as our “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended March 31, 2026, were 6.4% colder than the three months ended March 31, 2025, and 2.8% colder than normal, as reported by NOAA. For the twelve months ended March 31, 2026, net customer attrition for the base business was 4.2%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Home Heating Oil and Propane
Volume - Three months ended March 31, 2025	143.9
Impact of colder temperatures	9.0
Net customer attrition	(7.0)
Acquisitions	2.2
Other (a)	(3.6)
Change	0.6
Volume - Three months ended March 31, 2026	144.5

(a) This amount includes a 2.2 million gallon decline attributable to lower margin COD and commercial home heating oil volume.

The following table sets forth the percentage by volume of total home heating oil and propane sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended
Home heating oil and propane volume sold	March 31, 2026	March 31, 2025
Residential Variable	51.9%	47.8%
Residential Price-Protected (Ceiling and Fixed Price)	33.5%	35.7%
Commercial/Industrial/Other	14.6%	16.5%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 2.1 million gallons, or 7.3%, to 26.8 million gallons for the three months ended March 31, 2026, compared to 28.9 million gallons for the three months ended March 31, 2025.

Product Sales

For the three months ended March 31, 2026, product sales increased by $24.7 million, or 3.7%, to $689.8 million, compared to $665.1 million for the three months ended March 31, 2025, due to an increase in average selling prices that was driven by an increase in combined wholesale product cost of $0.0530 per gallon, or 2.3% calculated on a weighted average.

Installations and Service

For the three months ended March 31, 2026, installation and service revenue decreased by $1.0 million, or 1.3%, to $76.9 million, compared to $77.9 million for the three months ended March 31, 2025.

Cost of Product

For the three months ended March 31, 2026, cost of product increased $5.5 million, or 1.3%, to $412.4 million, compared to $406.9 million for the three months ended March 31, 2025, due to an increase in combined wholesale product cost of $0.0530 per gallon, or 2.3% calculated on a weighted average basis, partially offset by a decrease in total volume sold of 0.9%. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transactions. On that basis, home heating oil and propane margins, for the three months ended March 31, 2026, increased by $0.1251 per gallon, or 7.3%, to $1.8446 per gallon, from $1.7195 per gallon during the three months ended March 31, 2025. Going forward, we cannot assume that per gallon margins realized during the three months ended March 31, 2026, are sustainable especially with the volatility in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	March 31, 2026		March 31, 2025
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	144.5		143.9
Sales	$608.7	$4.2116	$587.9	$4.0846
Cost	$342.1	$2.3670	$340.4	$2.3651
Gross Profit	$266.6	$1.8446	$247.5	$1.7195

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	26.8		28.9
Sales	$81.1	$3.0324	$77.2	$2.6747
Cost	$70.3	$2.6297	$66.5	$2.3048
Gross Profit	$10.8	$0.4027	$10.7	$0.3699

Total Product	Amount (in millions)	Amount (in millions)
Sales	$689.8	$665.1
Cost	$412.4	$406.9
Gross Profit	$277.4	$258.2

For the three months ended March 31, 2026, total product gross profit was $277.4 million, which was $19.2 million, or 7.4%, higher than the three months ended March 31, 2025, due to increase in home heating oil and propane margins ($18.1 million), an increase in home heating oil and propane volume sold ($1.0 million) and an increase in gross profit from other petroleum products ($0.1 million).

Cost of Installations and Service

Total installation costs, for the three months ended March 31, 2026, decreased by $0.7 million or 3.1%, to $23.6 million, compared to $24.3 million of installation costs for the three months ended March 31, 2025. Installation costs as a percentage of installation sales were 83.2% for the three months ended March 31, 2026, and 84.2% for the three months ended March 31, 2025. The gross profit from installation increased by $0.2 million, compared to the three months ended March 31, 2025.

Service expense increased by $2.9 million, or 5.7%, to $54.8 million for the three months ended March 31, 2026, representing 112.9% of service sales, versus $51.9 million, or 105.8% of service sales, for the three months ended March 31, 2025. The increase in service expense was driven by higher service call volume due to the extreme weather conditions that were 6.4% colder than last year and were approximately 25% colder than expected for a three week period. We experienced a significant increase in the number of snowstorms as well as an increase in snowfall levels across our operating areas with some areas experiencing over 60 inches of snow, which negatively impacted our operational efficiency. Propane tank installations were higher as well which led to higher service expenses. A large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. The loss from service increased by $3.4 million compared to the three months ended March 31, 2025.

We realized a combined loss from service and installation of $1.5 million for the three months ended March 31, 2026 compared to a gross profit of $1.7 million for the three months ended March 31, 2025, a $3.2 million decrease. While installation gross profit increased by $0.2 million, the service loss increased by $3.4 million largely due to the extreme weather conditions during the quarter.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended March 31, 2026, the change in the fair value of derivative instruments resulted in a $26.8 million credit due to a $22.2 million increase in the market value for unexpired hedges and a $4.6 million credit due to the expiration of certain hedged positions.

During the three months ended March 31, 2025, the change in the fair value of derivative instruments resulted in a $6.1 million credit as a $2.1 million decrease in the market value for unexpired hedges was more than offset by an $8.2 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended March 31, 2026, delivery and branch expense increased $4.9 million, or 3.9%, to $129.8 million, compared to $124.9 million for the three months ended March 31, 2025. The increase was largely driven by temperatures that were 6.4% colder than last year and were approximately 25% colder than expected for a three week period. The Company experienced a significant increase in the number of snowstorms as well as an much higher snowfall levels across our operating areas with some areas experiencing over 60 inches of snow, negatively impacting business productivity. While home heating oil and propane volume rose by just 0.4% during this period, the extreme weather conditions significantly negatively impacted our direct operating costs which increased by $4.0 million, or 5.9%. Insurance expense also rose by $4.0 million largely due to higher claims expense attributable to the extreme weather conditions in addition to normal premium increases. These increases were partially offset by $3.1 million less expense recognized under the Company's weather hedge contracts compared to the prior year. During the three months ended March 31, 2026, the Company did not recognize any expense or benefit under its weather hedge contracts versus a $3.1 million expense recorded for the three months ended March 31, 2025. Due to the cold weather experienced in the first quarter of the current fiscal year, the Company already recognized the cap of $5.0 million expense under our weather hedge contracts, therefore, did not recognize any further expense in the fiscal second quarter.

Depreciation and Amortization Expenses

For the three months ended March 31, 2026, depreciation and amortization expenses decreased $0.6 million, or 7.0%, to $8.3 million, compared to $8.9 million for the three months ended March 31, 2025, primarily due to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the three months ended March 31, 2026, general and administrative expenses increased by $0.5 million or 6.5%, to $8.7 million, from $8.2 million for the three months ended March 31, 2025, due primarily to a $0.4 million increase in profit sharing expense and a $0.3 million increase in salaries and benefits, that was partially offset by a $0.2 million decrease in legal, professional and other expenses. The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable if/when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For the three months ended March 31, 2026, finance charge income decreased $0.1 million or 9.7%, to $1.3 million, from $1.4 million for the three months ended March 31, 2025, due to less late customer payment charges received on aged receivables.

Interest Expense, Net

For the three months ended March 31, 2026, interest expense, net decreased by $0.4 million, or 7.2%, to $4.1 million compared to $4.5 million for the three months ended March 31, 2025 as average borrowings decreased by $5.2 million from $260.9 million for the three months ended March 31, 2025, to $255.7 million for the three months ended March 31, 2026, and the weighted average interest rate declined from 6.8% for the three months ended March 31, 2025, to 6.3% for the three months ended March 31, 2026. To hedge against rising interest rates, the Company utilizes interest rate swaps. At March 31, 2026, approximately 41% of borrowings under Star's variable-rate long term debt were not subject to interest rate changes as a result of interest rate swaps.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2026, amortization of debt issuance cost was $0.3 million, essentially unchanged from the three months ended March 31, 2025.

Income Tax Expense

For the three months ended March 31, 2026, the Company’s income tax expense increased by $9.7 million to $44.5 million, from $34.8 million for the three months ended March 31, 2025. The increase in the income tax expense was driven by a $32.1 million increase in income before income taxes.

Net Income

For the three months ended March 31, 2026, Star’s net income increased $22.4 million, to $108.3 million, compared to the three months ended March 31, 2025, primarily due to a favorable change in the fair value of derivative instruments of $20.7 million, a $10.5 million increase in the Adjusted EBITDA, a $0.6 million decrease in depreciation and amortization expenses and a $0.4 million decrease in net interest expense, that was partially offset by a $9.7 million increase in income tax expense.

Adjusted EBITDA

For the three months ended March 31, 2026, Adjusted EBITDA increased $10.5 million, to $138.7 million, compared to the three months ended March 31, 2025, primarily due to a $5.3 million increase in Adjusted EBITDA in the base business, a $2.1 million increase in Adjusted EBITDA from recent acquisitions and a $3.1 million decrease in expense related to the Company's weather hedge contracts. The increase in Adjusted EBITDA in the base business was driven by an increase in home heating oil and propane per gallon margins, higher installation profitability partially reduced by an increase in delivery, branch and service related expenses due to the extremely cold weather conditions.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flow, as a measure of liquidity or ability to service debt obligations, but provides additional information for evaluating the Company’s ability to make the minimum quarterly distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$108,283	$85,911
Plus:
Income tax expense	44,490	34,767
Amortization of debt issuance costs	265	230
Interest expense, net	4,143	4,464
Depreciation and amortization	8,285	8,912
EBITDA (a)	165,466	134,284
(Increase) / decrease in the fair value of derivative instruments	(26,812)	(6,101)
Adjusted EBITDA (a)	138,654	128,183
Add / (subtract)
Income tax expense	(44,490)	(34,767)
Interest expense, net	(4,143)	(4,464)
Provision for losses on accounts receivable	3,071	2,987
Increase in accounts receivables	(67,041)	(43,246)
(Increase) decrease in inventories	(11,240)	4,520
Decrease in customer credit balances	(29,757)	(45,201)
Change in deferred taxes	13,021	8,737
Change in other operating assets and liabilities	(3,970)	31,856
Net cash (used in) provided by operating activities	$(5,895)	$48,605
Net cash used in investing activities	$(4,860)	$(81,755)
Net cash provided by financing activities	$3,088	$2,860

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

Six Months Ended March 31, 2026

Compared to the Six Months Ended March 31, 2025

Volume

For the six months ended March 31, 2026, retail volume of home heating oil and propane sold increased by 12.1 million gallons, or 5.3%, to 238.4 million gallons, compared to 226.3 million gallons for the six months ended March 31, 2025. For those locations where we had existing operations during both periods, which we sometimes refer to as our “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the six months ended March 31, 2026, were 11.0% colder than the six months ended March 31, 2025, and 4.1% colder than normal, as reported by NOAA. For the twelve months ended March 31, 2026, net customer attrition for the base business was 4.2%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Home Heating Oil and Propane
Volume - Six months ended March 31, 2025	226.3
Net customer attrition	(11.0)
Impact of colder temperatures	24.0
Acquisitions	6.0
Other (a)	(6.9)
Change	12.1
Volume - Six months ended March 31, 2026	238.4

(a) This amount includes a 3.5 million gallon decline attributable to lower margin COD and commercial home heating oil volume.

The following table sets forth the percentage by volume of total home heating oil and propane sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the six months ended March 31, 2026, compared to the six months ended March 31, 2025:

	Six Months Ended
Home heating oil and propane volume sold	March 31, 2026	March 31, 2025
Residential Variable	51.1%	46.9%
Residential Price-Protected (Ceiling and Fixed Price)	33.5%	36.3%
Commercial/Industrial/Other	15.4%	16.8%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 3.0 million gallons, or 4.9%, to 56.6 million gallons for the six months ended March 31, 2026, compared to 59.6 million gallons for the six months ended March 31, 2025.

Product Sales

For the six months ended March 31, 2026, product sales increased by $73.2 million, or 6.9%, to $1,137.8 million, compared to $1,064.6 million for the six months ended March 31, 2025, due to an increase in average selling prices and an increase in total volume sold of 3.2%.

Installations and Service

For the six months ended March 31, 2026, installation and service revenue increased by $1.7 million, or 1.0%, to $168.2 million, compared to $166.5 million for the six months ended March 31, 2025, driven by $0.9 million of sales generated from recent acquisitions and the remainder was driven by a concerted effort to expand these offerings to our customers as well as price increases.

Cost of Product

For the six months ended March 31, 2026, cost of product increased $25.4 million, or 3.9%, to $681.0 million, compared to $655.6 million for the six months ended March 31, 2025, due to an increase in total volume sold of 3.2% slightly offset by a decrease in the combined wholesale product cost of $0.0149 per gallon, or 0.6% calculated on a weighted average basis. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transactions. On that basis, home heating oil and propane margins, for the six months ended March 31, 2026, increased by $0.1136 per gallon, or 6.6%, to $1.8274 per gallon, from $1.7138 per gallon during the six months ended March 31, 2025. Going forward, we cannot assume that per gallon margins realized during the six months ended March 31, 2026, are sustainable especially with the volatility in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Six Months Ended
	March 31, 2026		March 31, 2025
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	238.4		226.3
Sales	$981.2	$4.1161	$910.7	$4.0239
Cost	$545.6	$2.2887	$522.8	$2.3101
Gross Profit	$435.6	$1.8274	$387.9	$1.7138

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	56.6		59.6
Sales	$156.6	$2.7645	$153.8	$2.5830
Cost	$135.4	$2.3908	$132.8	$2.2299
Gross Profit	$21.2	$0.3737	$21.0	$0.3531

Total Product	Amount (in millions)	Amount (in millions)
Sales	$1,137.8	$1,064.5
Cost	$681.0	$655.6
Gross Profit	$456.8	$408.9

For the six months ended March 31, 2026, total product gross profit was $456.8 million, which was $47.9 million, or 11.7%, higher than the six months ended March 31, 2025, due to an increase in home heating oil and propane margins ($27.1 million), an increase in home heating oil and propane volume sold ($20.6 million), and an increase in gross profit from other petroleum products ($0.2 million).

Cost of Installations and Service

Total installation costs, for the six months ended March 31, 2026, decreased by $0.4 million or 0.7%, to $54.2 million, compared to $54.6 million of installation costs for the six months ended March 31, 2025. Installation costs as a percentage of installation sales were 79.8% for the six months ended March 31, 2026, and 81.7% for the six months ended March 31, 2025. The gross profit from installation increased by $1.5 million, compared to the six months ended March 31, 2025.

Service expense increased by $6.6 million, or 6.4%, to $109.9 million for the six months ended March 31, 2026, representing 109.6% of service sales, versus $103.3 million, or 103.5% of service sales, for the six months ended March 31, 2025. The increase in service expense was driven by higher service call volume due to the extreme weather conditions that were 11.0% colder than last year and were approximately 25% colder than expected for a three week period. We experienced a significant increase in the number of snowstorms as well as an increase in snowfall levels across our operating areas with some areas experiencing over 60 inches of snow which negatively impacted our operational efficiency. Propane tank installations were higher as well which led to higher service expenses. A large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. The loss from service increased by $6.1 million compared to the six months ended March 31, 2025.

We realized a combined gross profit from service and installation of $4.1 million for the six months ended March 31, 2026 compared to a gross profit of $8.7 million for the six months ended March 31, 2025, a $4.6 million decrease. While installation gross profit increased by $1.5 million, the service gross profit loss increased by $6.1 million due to higher expenses due to increased demand for service and an increase in propane tank installations.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the six months ended March 31, 2026, the change in the fair value of derivative instruments resulted in a $21.4 million credit due to a $20.2 million increase in the market value for unexpired hedges and an $1.2 million credit due to the expiration of certain hedged positions.

During the six months ended March 31, 2025, the change in the fair value of derivative instruments resulted in an $11.4 million credit as a $2.0 million decrease in the market value for unexpired hedges was more than offset by a $13.4 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the six months ended March 31, 2026, delivery and branch expense increased $15.4 million, or 6.9%, to $239.7 million, compared to $224.3 million for the six months ended March 31, 2025. During the six months ended March 31, 2026, the Company's weather hedge contracts accounted for a $1.9 million increase in expense. The temperatures experienced from November 2025 through March 2026 were colder than the strike prices and, therefore, the Company recorded an expense under those weather hedge contracts of $5.0 million, as compared to $3.1 million for the six months ended March 31, 2025. The increase was also driven by a $10.4 million increase in net base business expenses and $3.1 million of expenses from recent acquisitions. The increase in the base business expense was largely driven by temperatures that were 11.0% colder than last year and were approximately 25% colder than planned for a three week period. The Company experienced a significant increase in the number of snowstorms as well as an much higher snowfall levels across our operating areas with some areas experiencing over 60 inches of snow, negatively impacting our business productivity. While home heating oil and propane volume rose by 2.7%, the extreme weather conditions impacted direct operating costs which increased by $6.2 million, or 4.3%. Insurance expense was higher by $5.1 million largely due to higher claims expense attributable to the extreme weather conditions in addition to normal premium increases, and partially offset by $0.9 million of other net expense decreases in the base business.

Depreciation and Amortization Expenses

For the six months ended March 31, 2026, depreciation and amortization expenses increased $0.2 million, or 1.3%, to $17.0 million, compared to $16.8 million for the six months ended March 31, 2025, primarily due to acquisitions and slightly offset by intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the six months ended March 31, 2026, general and administrative expenses increased by $0.9 million or 6.1%, to $16.3 million, from $15.4 million for the six months ended March 31, 2025, primarily due to a $0.7 million increase in profit sharing expense and a $0.7 million increase in salaries and benefits, that was partially offset by a $0.5 million decrease in legal, professional and other expenses. The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable if/when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For the six months ended March 31, 2026, finance charge income increased $0.1 million or 3.1%, to $2.2 million, from $2.1 million for the six months ended March 31, 2025, due to slightly higher late customer payment charges on aged receivables.

Interest Expense, Net

For the six months ended March 31, 2026, interest expense, net increased by $0.5 million, or 6.5%, to $8.0 million compared to $7.5 million for the six months ended March 31, 2025. The year-over-year change was attributable to a reduction in interest income of $1.1 million due to lower invested cash balances of $78 million. In September 2024, the company increased its term loan and prefunded an acquisition that closed in January 2025 for $66.9 million. This was partially offset by a $0.6 million decrease in gross interest expense as average borrowings decreased by $0.3 million from $235.5 million for the six months ended March 31, 2025, to $235.2 million for the six months ended March 31, 2026, and the weighted average interest rate declined from 7.0% for the six months ended March 31, 2025, to 6.6% for the six months ended March 31, 2026. To hedge against rising interest rates, the Company utilizes interest rate swaps. At March 31, 2026, approximately 41% of borrowings under Star's variable-rate long term debt were not subject to interest rate changes as a result of interest rate swaps.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2026, amortization of debt issuance cost was $0.5 million, essentially unchanged from the six months ended March 31, 2025.

Income Tax Expense

For the six months ended March 31, 2026, the Company’s income tax expense increased by $11.1 million to $58.9 million, from $47.8 million for the six months ended March 31, 2025. The increase in the income tax expense was driven by a $36.3 million increase in income before income taxes.

Net Income

For the six months ended March 31, 2026, Star’s net income increased $25.3 million, to $144.1 million, compared to the six months ended March 31, 2025, primarily due to a $27.0 million increase in the Adjusted EBITDA and a favorable change in the fair value of derivative instruments of $10.1 million, that was partially offset by an $11.1 million increase in income tax expense, a $0.5 million increase in net interest expense and a $0.2 million increase in depreciation and amortization expenses.

Adjusted EBITDA

For the six months ended March 31, 2026, Adjusted EBITDA increased $27.0 million, to $207.0 million, compared to the six months ended March 31, 2025, primarily due to a $22.1 million increase in Adjusted EBITDA in the base business and a $6.8 million increase in Adjusted EBITDA from recent acquisitions that was partially offset by a $1.9 million increase in expense related to the Company's weather hedge contracts due to the colder temperatures. The increase in Adjusted EBITDA in the base business was driven by higher home heating oil and propane volume sold due to colder weather, an increase in home heating oil and propane per gallon margins, higher installation profitability, partially reduced by an increase in delivery, branch and service related expenses due to the extreme weather conditions.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flow, as a measure of liquidity or ability to service debt obligations, but provides additional information for evaluating the Company’s ability to make the minimum quarterly distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Six Months Ended March 31,
(in thousands)	2026	2025
Net income	$144,073	$118,795
Plus:
Income tax expense	58,857	47,791
Amortization of debt issuance costs	527	530
Interest expense, net	7,962	7,475
Depreciation and amortization	17,040	16,815
EBITDA (a)	228,459	191,406
(Increase) / decrease in the fair value of derivative instruments	(21,417)	(11,359)
Adjusted EBITDA (a)	207,042	180,047
Add / (subtract)
Income tax expense	(58,857)	(47,791)
Interest expense, net	(7,962)	(7,475)
Provision for losses on accounts receivable	2,804	3,169
Increase in accounts receivables	(162,868)	(124,722)
Increase in inventories	(33,777)	(22,150)
Decrease in customer credit balances	(57,304)	(61,400)
Change in deferred taxes	14,163	11,404
Change in other operating assets and liabilities	35,682	52,959
Net cash used in operating activities	$(61,077)	$(15,959)
Net cash used in investing activities	$(9,819)	$(86,407)
Net cash provided by financing activities	$58,403	$3,533

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

During the six months ended March 31, 2026, cash used in operating activities increased $45.1 million, to $61.1 million, compared to $16.0 million during the six months ended March 31, 2025, primarily due to a $34.1 million increase in accounts receivable due from customers on a comparable basis (including accounts receivable and customer credit balance accounts) of which $23.3 million represents an increase in receivables from customers on budget payment plans due to the increased volume sold and higher selling prices compared to the prior year. In addition, wholesale product costs increased during the month of March 2026, which resulted in an increase of $20.4 million, on a comparable basis, amounts due from our hedging counterparties. We were also required to post additional cash collateral for our inventory hedges of $12.0 million and cash used for inventory purchases increased $11.6 million. These increases in cash uses were partially offset by a $19.7 million increase in cash flows from operations, a $6.0 million increase in insurance related accruals on a comparative basis, a $2.4 million increase in taxes payable on a comparative basis and $4.9 million of other changes in working capital.

Investing Activities

During the six months ended March 31, 2026 the Company acquired one heating oil business for approximately $1.0 million in cash. The gross purchase price was allocated $1.2 million to intangible assets, $0.6 million to goodwill, $0.3 million to fixed assets and reduced by $1.1 million of negative working capital.

For the six months ended March 31, 2026, our capital expenditures totaled $7.7 million, as we invested in computer hardware and software ($1.5 million), refurbished certain physical plants ($2.8 million), expanded our propane operations ($0.4 million) and made additions to our fleet and other equipment ($3.0 million).

During the six months ended March 31, 2026, $1.6 million of earnings were reinvested into an irrevocable trust established in connection with our captive insurance company. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

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

During the six months ended March 31, 2025, $1.0 million of earnings were reinvested into the irrevocable trust.

Financing Activities

During the six months ended March 31, 2026, we repaid $10.5 million of our term loan, borrowed $93.6 million under our revolving credit facility and subsequently repaid $6.1 million, repurchased 0.4 million Common Units, at an average price paid of $11.93 per unit, for $5.2 million, in connection with our unit repurchase plan, and paid distributions of $12.2 million to our Common Unit holders and $0.8 million to our General Partner unit holders (including $0.8 million of incentive distributions as provided in our Partnership Agreement).

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

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources Comparatives

Our primary uses of liquidity are to provide funds for our working capital, capital expenditures, distributions on our units, acquisitions and unit repurchases. Our ability to provide funds for such uses depends on our future performance, which will be subject to prevailing economic, financial, geopolitical and business conditions, tariff regimes, weather, the ability to collect current and future accounts receivable, the ability to pass on the full impact of high product costs to customers, the effects of high net customer attrition, conservation, inflation and other factors. At the end of the second quarter of fiscal 2026, our liquidity (net working capital) was negatively impacted by the volatility in the wholesale prices of home heating oil and by a significant increase in the product costs for our heating oil. The significant increase in our heating oil product costs led to higher hedging costs. Our seasonal working capital needs increased to fund these higher heating oil product costs and the cash required to finance our operating activities increased. We believe that we may experience a slowing of collection of our accounts receivable over the next few months as our customers respond to higher product prices.

Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities (including amounts due on our hedges for our protected price customers), cash on hand as of March 31, 2026, of $12.2 million, and amounts due from our hedging counterparties, or a combination thereof. We believe that these cash sources will also be sufficient to satisfy our capital requirements in the longer-term. However, if they are not sufficient, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and receivables. Also, as of March 31, 2026, we had accounts receivable of $262.2 million of which $210.2 million is due from residential customers (reflecting a $27.6 million increase in amounts due from customers on budget plans compared to March 31, 2025 due to increased volumes sold resulting from the colder than expected weather) and $52.0 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivables. If these balances do not meet the eligibility tests as defined in our credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of March 31, 2026, we had $87.4 million of borrowings under the revolving credit facility, $178.5 million outstanding under our term loan, $5.1 million in letters of credit outstanding and $0.3 million hedge positions were secured under the credit agreement. In April 2026, we collected $19.3 million from our hedging counterparties for product purchases in March 2026 for our protected price customers as there is a lag between purchasing the liquid product and collecting on the hedges. In addition, at March 31, 2026, our remaining commodity hedges that will settle in fiscal 2026 were valued at $22.0 million. These hedges will mitigate exposure to market risk in the second half of fiscal 2026 associated with the purchase of home heating oil for price-protected customers, physical inventory on hand, inventory in transit, priced purchase commitments and internal fuel usage.

Under the terms of the credit agreement, if Availability (as defined in the credit agreement) is less than the greater of (a) 12.5% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) which was $41.8 million as of March 31, 2026 and (b) $35.0 million, we must maintain a fixed charge coverage ratio of 1.10. We are also required to maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 5.5 as of December 31st or March 31st. As of March 31, 2026, Availability, as defined in the credit agreement, as amended, was $241.8 million and we were in compliance with the financial covenants.

Maintenance capital expenditures for the remainder of fiscal 2026 are estimated to be approximately $6.0 million to $7.0 million, excluding the capital requirements for leased fleet. In addition, we plan to invest $0.2 million to $0.3 million in our propane operations. If, and only to the extent that, cash distributions to our unitholders remain at the current quarterly level of $0.1975 per unit for the balance of fiscal 2026, the Company would make aggregate payments of approximately $13.0 million to Common Unit holders, $0.9 million to our General Partner (including $0.9 million of incentive distribution as provided for in our Partnership Agreement) and $0.9 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. The amount of cash distributions payable to our unitholders, if any, depends on the amount of cash flow generated by the Company and our compliance with certain financial covenants under our credit agreement. Under the terms of our credit agreement, our term loan is repayable in quarterly payments of $5.3 million and we expect to pay $10.5 million for the remainder of fiscal 2026. Further, subject to any additional liquidity issues or concerns resulting from wholesale price volatility, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

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

Critical Accounting Policy and Critical Accounting Estimates

We believe that there have been no significant changes to our critical accounting policy and critical accounting estimates during the six months ended March 31, 2026, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended September 30, 2025. While our critical accounting policies and estimates have not changed in any significant way during the six months ended March 31, 2026, the following provides disclosures about our critical accounting policy and critical accounting estimates.

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

At March 31, 2026, we had outstanding borrowings totaling $265.9 million that are subject to variable interest rates under our credit agreement, and $72.8 million of interest rate swaps to mitigate exposure to interest rate risk associated with variable interest rates. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $1.4 million.

Commodity Price Risk

We regularly use derivative financial instruments to manage our exposure to commodity price risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2026, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $6.4 million from $31.4 million to a fair market value of $37.8 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $5.9 million to a fair market value of $25.5 million.

For a broader discussion of risks, including those related to market conditions, please refer to Part I Item 1A "Risk Factors in our Fiscal 2025 Form 10-K.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026, at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of March 31, 2026, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

Purchase of equity securities by the issuer. Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the six months ended March 31, 2026 is incorporated into this Item 2 by reference.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

N/A

Item 5.

Other Information

(a) N/A

(b) N/A

(c) Trading Plans. During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans and arrangements or non-Rule 10b5-1 trading plans and arrangements.

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

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Kestrel Heat LLC (Principal Financial Officer)	May 6, 2026

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller of Kestrel Heat LLC (Principal Accounting Officer)	May 6, 2026