Form 10-Q
period 2026-06-30
STAR GROUP, L.P.
filed 2026-08-05
CIK 1002590

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

At July 31, 2026, the registrant had 32,811,216 Common Units outstanding.

STAR GROUP, L.P. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2026	2025
(in thousands)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$27,003	$24,683
Receivables, net of allowance of $8,938 and $7,196, respectively	160,063	102,119
Inventories	58,332	47,022
Fair asset value of derivative instruments	10,819	790
Prepaid expenses and other current assets	35,614	32,667
Total current assets	291,831	207,281
Property and equipment, net	127,049	128,605
Operating lease right-of-use assets	93,993	93,264
Goodwill	293,955	293,350
Intangibles, net	111,954	124,892
Restricted cash	250	250
Captive insurance collateral	80,385	78,189
Deferred charges and other assets, net	10,671	11,500
Total assets	$1,010,088	$937,331
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$35,903	$33,667
Fair liability value of derivative instruments	—	1,398
Current maturities of long-term debt	21,000	21,000
Current portion of operating lease liabilities	20,252	19,934
Accrued expenses and other current liabilities	151,421	119,497
Unearned service contract revenue	68,028	66,927
Customer credit balances	39,465	86,810
Total current liabilities	336,069	349,233
Long-term debt	151,569	167,118
Long-term operating lease liabilities	77,057	77,206
Deferred tax liabilities, net	41,310	30,823
Other long-term liabilities	15,238	16,171
Partners’ capital
Common unitholders	405,481	314,733
General partner	(6,727)	(6,605)
Accumulated other comprehensive loss, net of taxes	(9,909)	(11,348)
Total partners’ capital	388,845	296,780
Total liabilities and partners’ capital	$1,010,088	$937,331

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data - unaudited)	2026	2025	2026	2025
Sales:
Product	$267,009	$216,158	$1,404,780	$1,280,722
Installations and services	91,062	89,460	259,262	256,004
Total sales	358,071	305,618	1,664,042	1,536,726
Cost and expenses:
Cost of product	195,199	144,521	876,174	800,170
Cost of installations and services	75,486	75,240	239,573	233,115
(Increase) decrease in the fair value of derivative instruments	8,019	(603)	(13,398)	(11,962)
Delivery and branch expenses	98,945	90,649	338,656	314,903
Depreciation and amortization expenses	8,333	9,197	25,373	26,012
General and administrative expenses	8,039	7,564	24,348	22,934
Finance charge income	(1,877)	(1,773)	(4,030)	(3,860)
Operating income (loss)	(34,073)	(19,177)	177,346	155,414
Interest expense, net	(3,586)	(3,639)	(11,548)	(11,114)
Amortization of debt issuance costs	(259)	(274)	(786)	(804)
Income (loss) before income taxes	(37,918)	(23,090)	165,012	143,496
Income tax expense (benefit)	(9,929)	(6,461)	48,928	41,330
Net income (loss)	$(27,989)	$(16,629)	$116,084	$102,166
General Partner’s interest in net income (loss)	(275)	(157)	1,137	952
Limited Partners’ interest in net income (loss)	$(27,714)	$(16,472)	$114,947	$101,214

Basic and diluted income (loss) per Limited Partner Unit (1):	$(0.84)	$(0.48)	$2.90	$2.45
Weighted average number of Limited Partner units outstanding:
Basic and Diluted	32,835	34,340	32,935	34,498

(1) See Note 15 - Earnings Per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands - unaudited)	2026	2025	2026	2025
Net income (loss)	$(27,989)	$(16,629)	$116,084	$102,166
Other comprehensive income (loss):
Unrealized gain on pension plan obligation	350	434	1,048	1,298
Tax effect of unrealized gain on pension plan obligation	(93)	(116)	(278)	(344)
Unrealized gain on captive insurance collateral	117	202	167	373
Tax effect of unrealized gain on captive insurance collateral	(24)	(42)	(35)	(78)
Unrealized gain (loss) on interest rate hedges	315	(316)	727	(319)
Tax effect of unrealized gain (loss) on interest rate hedges	(78)	82	(190)	83
Total other comprehensive income	587	244	1,439	1,013
Total comprehensive income (loss)	$(27,402)	$(16,385)	$117,523	$103,179

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Three Months Ended June 30, 2026
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of March 31, 2026	32,839	326	$439,963	$(6,000)	$(10,496)	$423,467
Net loss	—	—	(27,714)	(275)	—	(27,989)
Unrealized gain on pension plan obligation	—	—	—	—	350	350
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(93)	(93)
Unrealized gain on captive insurance collateral	—	—	—	—	117	117
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(24)	(24)
Unrealized gain on interest rate hedges	—	—	—	—	315	315
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(78)	(78)
Distributions	—	—	(6,485)	(452)	—	(6,937)
Retirement of units	(23)	—	(283)	—	—	(283)
Balance as of June 30, 2026 (unaudited)	32,816	326	$405,481	$(6,727)	$(9,909)	$388,845

	Three Months Ended June 30, 2025
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of March 31, 2025	34,568	326	$387,603	$(5,340)	$(11,682)	$370,581
Net loss	—	—	(16,472)	(157)	—	(16,629)
Unrealized gain on pension plan obligation	—	—	—	—	434	434
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(116)	(116)
Unrealized gain on captive insurance collateral	—	—	—	—	202	202
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(42)	(42)
Unrealized loss on interest rate hedges	—	—	—	—	(316)	(316)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	82	82
Distributions	—	—	(6,395)	(422)	—	(6,817)
Retirement of units	(817)	—	(9,811)	—	—	(9,811)
Balance as of June 30, 2025 (unaudited)	33,751	326	$354,925	$(5,919)	$(11,438)	$337,568

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Nine Months Ended June 30, 2026
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2025	33,278	326	$314,733	$(6,605)	$(11,348)	$296,780
Net income	—	—	114,947	1,137	—	116,084
Unrealized gain on pension plan obligation	—	—	—	—	1,048	1,048
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(278)	(278)
Unrealized gain on captive insurance collateral	—	—	—	—	167	167
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(35)	(35)
Unrealized gain on interest rate hedges	—	—	—	—	727	727
Tax effect of unrealized gain on interest rate hedges	—	—	—	—	(190)	(190)
Distributions	—	—	(18,684)	(1,259)	—	(19,943)
Retirement of units	(462)	—	(5,515)	—	—	(5,515)
Balance as of June 30, 2026 (unaudited)	32,816	326	$405,481	$(6,727)	$(9,909)	$388,845

	Nine Months Ended June 30, 2025
	Number of Units				Accum. Other	Total
(in thousands - unaudited)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2024	34,587	326	$282,058	$(5,714)	$(12,451)	$263,893
Net income	—	—	101,214	952	—	102,166
Unrealized gain on pension plan obligation	—	—	—	—	1,298	1,298
Tax effect of unrealized gain on pension plan obligation	—	—	—	—	(344)	(344)
Unrealized gain on captive insurance collateral	—	—	—	—	373	373
Tax effect of unrealized gain on captive insurance collateral	—	—	—	—	(78)	(78)
Unrealized loss on interest rate hedges	—	—	—	—	(319)	(319)
Tax effect of unrealized loss on interest rate hedges	—	—	—	—	83	83
Distributions	—	—	(18,324)	(1,157)	—	(19,481)
Retirement of units	(836)	—	(10,023)	—	—	(10,023)
Balance as of June 30, 2025 (unaudited)	33,751	326	$354,925	$(5,919)	$(11,438)	$337,568

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(in thousands - unaudited)	2026	2025
Cash flows provided by (used in) operating activities:
Net income	$116,084	$102,166
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(13,398)	(11,962)
Depreciation and amortization	26,159	26,816
Provision for losses on accounts receivable	6,451	6,593
Change in deferred taxes	9,984	10,372
Changes in operating assets and liabilities:
Increase in receivables	(64,404)	(40,872)
(Increase) decrease in inventories	(11,215)	425
Increase in other assets	(227)	(1,987)
Increase (decrease) in accounts payable	2,791	(410)
Decrease in customer credit balances	(47,513)	(49,341)
Increase in other current and long-term liabilities	32,491	14,743
Net cash provided by operating activities	57,203	56,543
Cash flows provided by (used in) investing activities:
Capital expenditures	(10,218)	(10,354)
Proceeds from sales of fixed assets	620	514
Proceeds from sale of certain assets	—	282
Purchase of investments	(2,398)	(1,806)
Acquisitions	(957)	(88,143)
Net cash used in investing activities	(12,953)	(99,507)
Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	93,575	75,359
Revolving credit facility repayments	(93,575)	(75,364)
Term loan repayments	(15,750)	(15,750)
Distributions	(19,943)	(19,481)
Unit repurchases	(5,515)	(10,023)
Customer retainage payments	(722)	(789)
Payments of debt issue costs	—	(241)
Net cash used in financing activities	(41,930)	(46,289)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,320	(89,253)
Cash, cash equivalents, and restricted cash at beginning of period	24,933	117,585
Cash, cash equivalents, and restricted cash at end of period	$27,253	$28,332

See accompanying notes to condensed consolidated financial statements.

STAR GROUP, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Organization

Star Group, L.P. (“Star,” the “Company,” “we,” “us,” or “our”) is a full-service provider specializing in the sale of home heating and air conditioning products and services to residential and commercial home heating oil and propane customers. The Company has one reportable segment for accounting purposes. We also sell diesel fuel, gasoline and home heating oil on a delivery only basis. We believe we are the nation’s largest retail distributor of home heating oil based upon sales volume.

The Company is organized as follows:

•
Star is a limited partnership, which at June 30, 2026, had outstanding 32.8 million Common Units (NYSE: “SGU”), representing a 99.0% limited partner interest in Star, and 0.3 million general partner units, representing a 1.0% general partner interest in Star. Our general partner is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat (the “Board”) is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”). Although Star is a partnership, it is taxed as a corporation and its distributions to unitholders are treated as taxable dividends.
•
Star owns 100% of Star Acquisitions, Inc. (“SA”), a Minnesota corporation that owns 100% of Petro Holdings, Inc. (“Petro”). SA and its subsidiaries are subject to Federal and state corporate income taxes. Star’s operations are conducted through Petro and its subsidiaries. Petro is primarily a Northeast and Mid-Atlantic U.S. region retail distributor of home heating oil and propane that at June 30, 2026, served approximately 396,900 full service residential and commercial home heating oil and propane accounts and 66,000 accounts on a delivery only basis. We also sell gasoline and diesel fuel to approximately 27,500 accounts. We install, maintain, and repair heating and air conditioning equipment and to a lesser extent provide these services outside our heating oil and propane customer base including approximately 19,800 service contracts for natural gas and other heating systems.
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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Company’s business, the results of operations and cash flows for the nine-month period ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2026, the $27.3 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $27.0 million of cash and cash equivalents and $0.3 million of restricted cash. At September 30, 2025, the $24.9 million of cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows is composed of $24.7 million of cash and cash equivalents and $0.3 million of restricted cash. Restricted cash represents deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company as cash.

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

Captive Insurance Collateral

The captive insurance collateral is held by our captive insurance company in an irrevocable trust as collateral for certain workers’ compensation and automobile liability claims. The collateral is required by a third-party insurance carrier that insures per claim amounts above a set deductible. If we did not deposit cash into the trust, the third-party carrier would require that we issue an equal amount of letters of credit, which would reduce our availability under the credit agreement. Due to the expected timing of claim payments, the nature of the collateral agreement with the carrier, and our captive insurance company’s source of other operating cash, such as future premiums and earnings on investments, the collateral is not expected to be used to pay obligations within the next twelve months.

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

New England Teamsters and Trucking Industry Pension Fund (“the NETTI Fund”) Liability

As of June 30, 2026, we had $0.3 million and $15.1 million included in the captions “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on our Condensed Consolidated Balance Sheet representing the remaining balance of the NETTI Fund withdrawal liability. As of September 30, 2025, we had $0.3 million and $15.3 million reflected in these categories respectively. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of June 30, 2026, and September 30, 2025, was $17.6 million and $18.3 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

Recently Adopted Accounting Pronouncements

No new Accounting Pronouncements were adopted through the fiscal nine months ended June 30, 2026.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to income tax disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. We expect the standard will expand the disclosures provided in our annual financial statements, particularly in the rate reconciliation section, but do not anticipate that adoption will have a material effect on our consolidated results of operations, financial position, or cash flows. We plan to adopt ASU 2023-09 for the annual period ending September 30, 2026.

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

3) Revenue Recognition

The following disaggregates our revenue by major sources for the three and nine months ended June 30, 2026, and June 30, 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Petroleum Products:
Home heating oil and propane	$153,132	$136,146	$1,134,344	$1,046,864
Other petroleum products	113,877	80,012	270,436	233,858
Total petroleum products	267,009	216,158	1,404,780	1,280,722
Installations and Services:
Equipment installations	32,745	33,317	100,691	100,082
Equipment maintenance service contracts	36,862	36,888	97,283	98,863
Billable call services	21,455	19,255	61,288	57,059
Total installations and services	91,062	89,460	259,262	256,004
Total Sales	$358,071	$305,618	$1,664,042	$1,536,726

Deferred Contract Costs

We recognize an asset for incremental commission expenses paid to sales personnel in conjunction with obtaining new residential customer product and equipment maintenance service contracts. We defer these costs only when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as delivery and branch expenses over the period representing the transfer of goods or services to which the assets relate. Costs to obtain new residential product and equipment maintenance service contracts are amortized as expense over the estimated customer relationship period of approximately five years. Deferred contract costs are classified as current or non-current within “Prepaid expenses and other current assets” and “Deferred charges and other assets, net,” respectively. At June 30, 2026, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $2.6 million and $4.1 million, respectively. At September 30, 2025, the amount of deferred contract costs included in “Prepaid expenses and other current assets” and “Deferred charges and other assets, net” was $2.8 million and $4.2 million, respectively. For the nine months ended June 30, 2026, we recognized expense of $2.4 million and for the nine months ended June 30, 2025, we recognized expense of $2.5 million associated with the amortization of deferred contract costs within “Delivery and branch expenses” in the Condensed Consolidated Statement of Operations.

Contract Liability Balances

The Company has contract liabilities for advanced payments received from customers for future oil deliveries (primarily amounts received from customers on “smart pay” budget payment plans in advance of oil deliveries) and obligations to service customers with equipment maintenance service contracts. Contract liabilities are recognized straight-line over the service contract period, generally one year or less. As of June 30, 2026 and September 30, 2025, the Company had contract liabilities of $103.3 million and $149.7 million, respectively. During the nine months ended June 30, 2026, the Company recognized $132.3 million of revenue that was included in the September 30, 2025, contract liability balance. During the nine months ended June 30, 2025, the Company recognized $147.3 million of revenue that was included in the September 30, 2024, contract liability balance.

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

Changes in the allowance for credit losses are as follows:

(in thousands)	Credit Loss Allowance
Balance at September 30, 2025	$7,196
Current period provision	6,451
Write-offs, net and other	(4,709)
Balance as of June 30, 2026	$8,938

4) Common Unit Repurchase and Retirement

In July 2012, the Board adopted a plan to repurchase certain of the Company’s Common Units (the “Repurchase Plan”). Through February 2026, the Company had repurchased approximately 22.6 million Common Units under the Repurchase Plan. In February 2026, the Board authorized an increase of the number of Common Units that remained available for the Company to repurchase from 0.5 million to a total of 2.1 million, of which, 2.0 million were available for repurchase in open market transactions and approximately 0.1 million were available for repurchase in privately negotiated transactions. There is no guarantee of the number of units that will be purchased under the Repurchase Plan and the Company may discontinue purchases at any time. The Repurchase Plan does not have a time limit. The Board may also approve additional purchases of units from time to time in private transactions. The Company’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the Common Units purchased under the Repurchase Plan will be retired.

Under the credit agreement dated September 27, 2024, in order to repurchase Common Units we must maintain Availability (as defined in the credit agreement) of not less than the greater of (i) 15% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) which was $34.9 million as of June 30, 2026, and (ii) $40 million on a historical pro forma and forward-looking basis, and a fixed charge coverage ratio of not less than 1.15 measured as of the date of repurchase or distribution. (See Note 11—Long-Term Debt and Bank Facility Borrowings).

The following table shows repurchases under the Repurchase Plan:

(in thousands, except per unit amounts)
Period	Total Number of Units Purchased	Average Price Paid per Unit (a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased
Fiscal year 2012 to 2025 total	27,747	$9.05	22,159	943

First quarter fiscal year 2026 total	378	$11.87	378	565	(b)

Second quarter fiscal year 2026 total	61	$12.29	61	2,096	(c)

April 2026	5	$12.49	5	2,091
May 2026	5	12.47	5	2,086
June 2026	13	12.44	13	2,073
Third quarter fiscal year 2026 total	23	$12.46	23	2,073

July 2026	5	$12.51	5	2,068	(d)

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

5) Captive Insurance Collateral

The Company considers all of its captive insurance collateral to be Level 1 available-for-sale investments. Investments at June 30, 2026, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$366	$—	$—	$366
U.S. Government Debt Securities	78,914	132	(22)	79,024
Corporate Debt Securities	1,059	—	(64)	995
Total	$80,339	$132	$(86)	$80,385

Investments at September 30, 2025 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash and Receivables	$343	$—	$—	$343
U.S. Government Debt Securities	71,453	79	(11)	71,521
Corporate Debt Securities	6,515	—	(190)	6,325
Total	$78,311	$79	$(201)	$78,189

Maturities of investments were as follows at June 30, 2026 (in thousands):

Net Carrying Amount
Due within one year	$80,385
Due after one year through five years	—
Due after five years through ten years	—
Total	$80,385

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

As of June 30, 2026, to hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to our price-protected customers, the Company held the following derivative instruments that settle in future months to match anticipated sales: 3.7 million gallons of swap contracts, 2.6 million gallons of call options, 1.7 million gallons of put options, and 31.1 million net gallons of synthetic call options. To hedge its physical inventory on hand, inventory in transit and basis risk, the Company, as of June 30, 2026, held 1.2 million gallons of swap contracts and 8.4 million gallons of short future contracts that settle in future months. To hedge our internal fuel usage and other activities for fiscal 2026 and 2027, the Company held 5.2 million gallons of swap contracts that settle in future months.

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

As of June 30, 2026, the Company has interest rate swap agreements in order to mitigate exposure to market risk associated with variable rate interest on $71.9 million, or 41%, of our long-term debt. The Company has designated its interest rate swap agreements as cash flow hedging derivatives. To the extent these derivative instruments are effective and the accounting standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. As of June 30, 2026, the fair value of the swap contracts was $0.1 million. As of September 30, 2025, the notional value of the swap contracts was $74.5 million and the fair value of the swap contracts was $(0.6) million. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contracts.

The Company’s derivative instruments are with the following counterparties: Bank of America, N.A., Bank of Montreal, Cargill, Inc., Citibank, N.A., Citizens Bank, N.A., JPMorgan Chase Bank, N.A., Swiss Re Corporate Solutions Global Markets, Inc. and Wells Fargo Bank, N.A. The Company assesses counterparty credit risk and considers it to be low. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. The Company generally does not receive cash collateral from its counterparties and does not restrict the use of cash collateral it maintains at counterparties. At June 30, 2026, we did not have any cash posted as collateral with counterparties. Positions with counterparties who are also parties to our credit agreement are collateralized under that facility. As of June 30, 2026, we did not have hedge positions or payable amounts secured under the credit facility.

The Company’s Level 1 derivative assets and liabilities represent the fair value of commodity contracts used in its hedging activities that are identical and traded in active markets. The Company’s Level 2 derivative assets and liabilities represent the fair value of commodity and interest rate contracts used in its hedging activities that are valued using either directly or indirectly observable inputs, whose nature, risk and class are similar. No significant transfers of assets or liabilities have been made into and out of the Level 1 or Level 2 tiers. All derivative instruments were non-trading positions and were either a Level 1 or Level 2 instrument. The Company had no Level 3 derivative instruments. The fair market value of our Level 1 and Level 2 derivative assets and liabilities is calculated by our counter-parties and is independently validated by the Company. The Company’s calculations are, for Level 1 derivative assets and liabilities, based on the published New York Mercantile Exchange (“NYMEX”) market prices for the commodity contracts open at the end of the period. For Level 2 derivative assets and liabilities the calculations performed by the Company are based on a combination of the NYMEX published market prices and other inputs, including such factors as present value, volatility and duration.

The Company had no assets or liabilities that are measured at fair value on a non-recurring basis subsequent to their initial recognition. The Company’s commodity financial assets and liabilities measured at fair value on a recurring basis are listed on the following table.

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Under FASB ASC 815-10	Balance Sheet Location	Total	Level 1	Level 2
Asset Derivatives at June 30, 2026
Commodity contracts	Fair asset value of derivative instruments	$17,892	$—	$17,892
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net and other long-term liabilities, net balances	719	—	719
Commodity contract assets at June 30, 2026		$18,611	$—	$18,611
Liability Derivatives at June 30, 2026
Commodity contracts	Fair asset value of derivative instruments	$(7,073)	$—	$(7,073)
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net and other long-term liabilities, net balances	(564)	—	(564)
Commodity contract liabilities at June 30, 2026		$(7,637)	$—	$(7,637)
Asset Derivatives at September 30, 2025
Commodity contracts	Fair asset and liability value of derivative instruments	$7,561	$—	$7,561
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	755	—	755
Commodity contract assets September 30, 2025		$8,316	$—	$8,316
Liability Derivatives at September 30, 2025
Commodity contracts	Fair asset and liability value of derivative instruments	$(8,169)	$—	$(8,169)
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net	(653)	—	(653)
Commodity contract liabilities September 30, 2025		$(8,822)	$—	$(8,822)

The Company’s commodity derivative assets (liabilities) offset by counterparty and subject to an enforceable master netting arrangement are listed on the following table.

(In thousands)				Gross Amounts Not Offset in the Statement of Financial Position
Offsetting of Financial Assets (Liabilities) and Derivative Assets (Liabilities)	Gross Assets Recognized	Gross Liabilities Offset in the Statement of Financial Position	Net Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair asset value of derivative instruments	$17,892	$(7,073)	$10,819	$—	$—	$10,819
Long-term derivative assets included in deferred charges and other assets, net	695	(536)	159	—	—	159
Long-term derivative liabilities included in other long-term liabilities, net	24	(28)	(4)			(4)
Total at June 30, 2026	$18,611	$(7,637)	$10,974	$—	$—	$10,974
Fair asset value of derivative instruments	$3,630	$(2,840)	$790	$—	$—	$790
Long-term derivative assets included in deferred charges and other assets, net	755	(653)	102	—	—	102
Fair liability value of derivative instruments	3,931	(5,329)	(1,398)	—	—	(1,398)
Total at September 30, 2025	$8,316	$(8,822)	$(506)	$—	$—	$(506)

(In thousands)
The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025
Commodity contracts	Cost of product (a)	$(4,425)	$2,248	$(1,388)	$16,002
Commodity contracts	Cost of installations and service (a)	$(474)	$40	$(581)	$171
Commodity contracts	Delivery and branch expenses (a)	$(478)	$234	$(2,558)	$890
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments (b)	$8,019	$(603)	$(13,398)	$(11,962)

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

7) Inventories

The Company’s product inventories are stated at the lower of cost and net realizable value computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost and net realizable value using the FIFO method. The components of inventory were as follows (in thousands):

	June 30, 2026	September 30, 2025
Product	$33,448	$22,040
Parts and equipment	24,884	24,982
Total inventory	$58,332	$47,022

8) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed over the estimated useful lives of the depreciable assets using the straight-line method (in thousands):

	June 30, 2026	September 30, 2025
Property and equipment	$289,707	$282,870
Less: accumulated depreciation and amortization	162,658	154,265
Property and equipment, net	$127,049	$128,605

9) Business Combinations and Divestitures

During the nine months ended June 30, 2026, the Company acquired one heating oil business for approximately $1.0 million in cash. The gross purchase price was allocated $1.2 million to intangible assets, $0.6 million to goodwill, $0.3 million to fixed assets and reduced by $1.1 million of negative net working capital. The acquired company's operating results are included in the Company’s consolidated financial statements starting on its acquisition date, and are not material to the Company’s financial condition, results of operations, or cash flows.

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

10) Goodwill and Intangible Assets, net

Goodwill

A summary of changes in Company’s goodwill is as follows (in thousands):

Balance as of September 30, 2025	$293,350
Fiscal year 2026 business combination	605
Balance as of June 30, 2026	$293,955

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows (in thousands):

	June 30, 2026			September 30, 2025
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	$493,431	$404,196	$89,235	$493,431	$391,702	$101,729
Trade names and other intangibles	53,213	30,494	22,719	52,028	28,865	23,163
Total	$546,644	$434,690	$111,954	$545,459	$420,567	$124,892

Amortization expense for intangible assets was $14.1 million for the nine months ended June 30, 2026, compared to $14.8 million for the nine months ended June 30, 2025.

11) Long-Term Debt and Bank Facility Borrowings

The Company’s debt is as follows (in thousands):

	June 30,		September 30,
	2026		2025
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Revolving Credit Facility Borrowings	$—	$—	$—	$—
Senior Secured Term Loan (b)	172,569	173,250	188,118	189,000
Total debt	$172,569	$173,250	$188,118	$189,000
Total short-term portion of debt	$21,000	$21,000	$21,000	$21,000
Total long-term portion of debt (b)	$151,569	$152,250	$167,118	$168,000

(a)
The face amount of the Company’s variable rate long-term debt approximates fair value.
(b)
Carrying amounts are net of unamortized debt issuance costs of $0.7 million as of June 30, 2026, and $0.9 million as of September 30, 2025.

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

The interest rate on the revolving credit facility and the term loan is based on a margin over Adjusted Term Secured Overnight Financing Rate ("SOFR") or a base rate. At June 30, 2026, the effective interest rate on the term loan (considering the impact of interest rate hedges) and revolving credit facility borrowings was approximately 6.7% and 5.9%, respectively, compared to 7.1% and 6.4%, respectively at September 30, 2025.

The commitment fee on the unused portion of the revolving credit facility is 0.30% from December through April, and 0.20% from May through November.

The credit agreement requires the Company to meet certain financial covenants, including a fixed charge coverage ratio of 1.10 if Availability (as defined in the credit agreement) is less than the greater of (a) 12.5% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) which was $29.1 million as of June 30, 2026, and (b) $35.0 million. In addition, as long as the Term Loan is outstanding, a senior secured leverage ratio cannot be more than 3.0 as calculated as of the quarters ending June or September, and no more than 5.5 as calculated as of the quarters ending December or March.

Certain restrictions are also imposed by the credit agreement, including restrictions on the Company’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay certain inter-company dividends or distributions, repurchase units, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

At June 30, 2026, $173.3 million of the Term Loan was outstanding, no borrowings were outstanding under the revolving credit facility, no hedge positions were secured under the credit agreement, and $3.0 million of letters of credit were issued and outstanding. At September 30, 2025, $189.0 million of the term loan was outstanding, no borrowings were outstanding under the revolving credit facility, $1.3 million hedge positions were secured under the credit agreement and $5.1 million of letters of credit were issued and outstanding.

At June 30, 2026, availability was $229.9 million, and the Company was in compliance with the financial covenants. At September 30, 2025, availability was $165.0 million, and the Company was in compliance with the financial covenants. The amount of availability is impacted by several factors, including outstanding debt, the valuation of our customer list, and accounts receivable and inventory balances. Each year, during the third quarter, the valuation of our customer list is re-evaluated based on the Company's performance.

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

The current and deferred income tax expense for the three and nine months ended June 30, 2026, and June 30, 2025, are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Income (loss) before income taxes	$(37,918)	$(23,090)	$165,012	$143,496
Current income tax expense (benefit)	(5,750)	(5,429)	38,944	30,958
Deferred income tax expense (benefit)	(4,179)	(1,032)	9,984	10,372
Total income tax expense (benefit)	$(9,929)	$(6,461)	$48,928	$41,330

At June 30, 2026, we did not have unrecognized income tax benefits.

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

13) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
Cash paid during the period for:	June 30,
(in thousands)	2026	2025
Income taxes, net	$21,032	$17,160
Interest	$13,637	$14,939

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

15) Earnings Per Limited Partner Unit

The following table presents the net income allocation and per unit data:

	Three Months Ended		Nine Months Ended
Basic and Diluted Earnings Per Limited Partner:	June 30,		June 30,
(in thousands, except per unit data)	2026	2025	2026	2025
Net income (loss)	$(27,989)	$(16,629)	$116,084	$102,166
Less General Partner’s interest in net income (loss)	(275)	(157)	1,137	952
Net income (loss) available to limited partners	(27,714)	(16,472)	114,947	101,214
Less dilutive impact of theoretical distribution of earnings *	—	—	19,351	16,739
Limited Partner’s interest in net income (loss)	$(27,714)	$(16,472)	$95,596	$84,475
Per unit data:
Basic and diluted net income (loss) available to limited partners	$(0.84)	$(0.48)	$3.49	$2.93
Less dilutive impact of theoretical distribution of earnings *	—	—	0.59	0.48
Limited Partner’s interest in net income (loss)	$(0.84)	$(0.48)	$2.90	$2.45
Weighted average number of Limited Partner units outstanding	32,835	34,340	32,935	34,498

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

The following table sets forth our segment financial information:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Petroleum products sales:
Home heating oil and propane	$153,132	$136,146	$1,134,344	$1,046,864
Motor fuel and other petroleum products	113,877	80,012	270,436	233,858
Total petroleum products	267,009	216,158	1,404,780	1,280,722
Installations and service sales:
Equipment installations	32,745	33,317	100,691	100,082
Services	58,317	56,143	158,571	155,922
Total installations and services	91,062	89,460	259,262	256,004
Total sales	358,071	305,618	1,664,042	1,536,726
Cost and expenses:
Cost of product	195,199	144,521	876,174	800,170
Cost of installations	25,802	27,306	80,013	81,878
Cost of service	49,684	47,934	159,560	151,237
Delivery expenses	22,070	22,546	100,375	94,884
Operations expenses	19,407	18,175	59,561	57,483
Garage and plant expenses	11,574	10,649	35,588	33,401
Sales and marketing expenses	12,179	11,868	41,048	40,788
Customer service and credit expenses	14,309	14,139	40,906	40,872
Insurance related expenses	15,346	9,139	44,240	32,526
Information technology expenses	4,060	4,133	11,938	11,841
Weather hedge contracts loss	—	—	5,000	3,108
General and administrative expenses	8,039	7,564	24,348	22,934
Finance charge income	(1,877)	(1,773)	(4,030)	(3,860)
Adjusted EBITDA	(17,721)	(10,583)	189,321	169,464
(Increase) decrease in the fair value of derivative instruments	8,019	(603)	(13,398)	(11,962)
Depreciation and amortization expenses	8,333	9,197	25,373	26,012
Operating income (loss)	(34,073)	(19,177)	177,346	155,414
Interest expense, net	(3,586)	(3,639)	(11,548)	(11,114)
Amortization of debt issuance costs	(259)	(274)	(786)	(804)
Income (loss) before income taxes	(37,918)	(23,090)	165,012	143,496
Income tax expense (benefit)	(9,929)	(6,461)	48,928	41,330
Net income (loss)	$(27,989)	$(16,629)	$116,084	$102,166

17) Subsequent Events

Quarterly Distribution Declared

In July 2026, we declared a quarterly distribution of $0.1975 per unit, or $0.79 per unit on an annualized basis, on all Common Units with respect to the third quarter of fiscal 2026, paid on August 5, 2026, to holders of record on July 27, 2026. The amount of distributions in excess of the minimum quarterly distribution of $0.0675 are distributed in accordance with our Partnership Agreement, subject to the management incentive compensation plan. As a result, $6.5 million was paid to the Common Unit holders, $0.5 million to the General Partner unit holders (including $0.4 million of incentive distribution as provided in our Partnership Agreement) and $0.4 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner.

Acquisitions

Subsequent to June 30, 2026, the Company purchased the customer list and assets of a heating oil business for approximately $2.0 million before working capital adjustments.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including the impact of geopolitical events, such as the ongoing military conflicts in the Middle East, on wholesale product cost volatility, the price and supply of the products that we sell, our ability to purchase sufficient quantities of product to meet our customer’s needs, rapid increases in levels of inflation, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, the effect of weather conditions on our financial performance, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, natural gas conversions and electrification of heating systems, future global health pandemics, recessionary economic conditions, future union relations and the outcome of current and future union negotiations, the impact of current and future governmental regulations, including federal, state and municipal laws restricting greenhouse gases ("GHG") emissions and federal, state and local environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, cyber-attacks, global supply chain issues, labor shortages and new technology, including alternative methods for heating and cooling residences. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct, and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in this Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Fiscal 2025 Form 10-K under Part I Item 1A “Risk Factors.” Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report and in our Fiscal 2025 Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

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

	Fiscal 2026 (a)		Fiscal 2025		Fiscal 2024		Fiscal 2023		Fiscal 2022
Quarter Ended	Low	High	Low	High	Low	High	Low	High	Low	High
December 31	$2.11	$2.70	$2.13	$2.40	$2.51	$3.22	$2.78	$4.55	$2.06	$2.59
March 31	2.06	4.61	2.16	2.62	2.53	2.96	2.61	3.55	2.36	4.44
June 30	3.09	4.48	1.97	2.54	2.29	2.77	2.23	2.73	3.27	5.14
September 30	—	—	2.23	2.51	2.06	2.63	2.38	3.48	3.13	4.01

(a) On July 31, 2026, the NYMEX ultra low sulfur diesel contract closed at $4.12 per gallon.

On February 28, 2026, the United States launched a joint military operation with Israel against Iran. After which, the wholesale prices of the products that we sell became more volatile and we experienced a significant increase in the cost of our product. The cost of home heating oil, as measured by the New York Mercantile Exchange (“NYMEX”), increased from $2.67 per gallon on February 27, 2026, peaked at $4.61 on March 20, 2026. The significant increase in volatility drove an increase in the cost of hedging instruments used for future price protected accounts and cash requirements for our current hedged inventory. Our seasonal net working capital needs increased to fund these higher costs and contributed to the cash required to finance our operating activities. The Company believes that it may experience a slowing of collection of our accounts receivable over the next few months as our customers respond to higher product prices. Further, interest expense may increase due to higher borrowings to finance higher receivables.

As of June 30, 2026, and continuing into July 2026, the NYMEX heating oil futures prices were in severe backwardation (near term future prices are higher than prices for delivery further out in time). From an inventory cost perspective, backwardation has a discouraging effect on holding physical stocks. When future prices are lower than spot prices, storing heating oil becomes economically unattractive. As of June 30, 2026, we had 10.0 million gallons of heating oil inventory on-hand. For our variable priced customers, selling prices may be elevated in the near term due to higher front-month prices. Per gallon margins for our price protected customers may be adversely impacted as the inventory cost could be higher than the hedge utilized to secure the margin at the time of delivery.

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

Estimated Depreciation and Amortization Expense

(In thousands) Fiscal Year	Book	Tax
2026	$34,667	$38,330
2027	31,884	30,591
2028	28,284	28,689
2029	25,742	25,533
2030	21,929	22,430
2031	18,950	20,241

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

Tariffs

In April 2025, the U.S. government announced a baseline tariff of 10% on certain products imported from all countries and an additional individualized reciprocal tariff on some countries, including Canada and China. These tariffs terminated on February 24, 2026 following the U.S. Supreme Court’s decision in Learning Resources, Inc. v. Trump holding these tariffs to be unlawful. In the aftermath of the Supreme Court’s decision, the Trump administration imposed a temporary 10% global tariff on worldwide imported goods, which temporary tariffs automatically expired on July 24, 2026. The Trump administration replaced the expired temporary tariffs with a new tariff regime in reliance upon Section 301 of the Trade Act of 1976 which authorizes the president to issue tariffs if the U.S. government finds evidence that other countries engaged in unfair trade practices. Current uncertainties about tariffs and their effects on trading relationships may affect the cost and availability of the Company's assets, such as trucks, and potentially the products and services we sell as well as potentially contribute to inflation in the markets in which we operate. We are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs; however, these impacts remain uncertain.

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

At July 31, 2026, over 92% of the hedges for our ceiling customers were at their strike price (ceiling), which reduces the potential for per gallon margin expansion for these customers unless the price for home heating oil declines.

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

Customer gains and losses of home heating oil and propane customers

	Fiscal Year Ended
	2026			2025			2024
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	15,800	17,300	(1,500)	15,300	16,700	(1,400)	17,100	17,800	(700)
Second Quarter	11,200	13,800	(2,600)	9,900	14,500	(4,600)	9,300	14,400	(5,100)
Third Quarter	4,100	11,000	(6,900)	4,600	11,600	(7,000)	4,700	11,000	(6,300)
Fourth Quarter	—	—	—	7,000	13,600	(6,600)	7,900	12,400	(4,500)
Total	31,100	42,100	(11,000)	36,800	56,400	(19,600)	39,000	55,600	(16,600)

Customer gains (attrition) as a percentage of home heating oil and propane customer base

	Fiscal Year Ended
	2026			2025			2024
			Net			Net			Net
	Gross Customer		Gains /	Gross Customer		Gains /	Gross Customer		Gains /
	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)	Gains	Losses	(Attrition)
First Quarter	3.9%	4.3%	(0.4%)	3.8%	4.1%	(0.3%)	4.3%	4.5%	(0.2%)
Second Quarter	2.8%	3.4%	(0.6%)	2.5%	3.7%	(1.2%)	2.3%	3.6%	(1.3%)
Third Quarter	1.0%	2.7%	(1.7%)	0.9%	2.5%	(1.6%)	1.2%	2.8%	(1.6%)
Fourth Quarter	—	—	—	1.6%	3.2%	(1.6%)	2.0%	3.1%	(1.1%)
Total	7.7%	10.4%	(2.7%)	8.8%	13.5%	(4.7%)	9.8%	14.0%	(4.2%)

For the nine months ended June 30, 2026, the Company lost 11,000 accounts (net), or 2.7% of its home heating oil and propane customer base, compared to 13,000 accounts lost (net), or 3.1% of its home heating and oil propane customer base in the prior year comparable period. Gross customer gains were 1,300 accounts higher and gross customer losses were 700 accounts lower than the prior year's comparable period.

During the nine months ended June 30, 2026, we estimate that we lost 1.0% of our home heating oil and propane accounts to natural gas and electricity conversions, consistent with the 1.0% and 1.1% lost for the nine months ended June 30, 2025 and 2024, respectively. Losses to natural gas and electricity in our footprint for the heating oil and propane industry could be greater or less than the Company’s estimates.

Acquisitions

The timing of acquisitions and the types of products sold by acquired companies impact year-over-year comparisons. During the nine months ended June 30, 2026, the Company acquired one heating oil business for approximately $1.0 million. During fiscal 2025, the Company acquired one heating oil and three propane businesses for approximately $80.5 million. The following tables detail the Company’s acquisition activity and the associated volume sold during the 12-month period prior to the date of acquisition.

(in thousands of gallons)
Fiscal 2026 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	February	862	892	1,754
2	August	1,969	—	1,969
		2,831	892	3,723

(in thousands of gallons)
Fiscal 2025 Acquisitions
Acquisition Number	Month of Acquisition	Home Heating Oil and Propane	Other Petroleum Products	Total
1	October	709	1,126	1,835
2	January	7,209	758	7,967
3	March	3,078	1,810	4,888
4	April	722	—	722
		11,718	3,694	15,412

Protected Price Account Renewals

A substantial majority of the Company’s price-protected customers have agreements with us that are subject to annual renewal in the period between April and November of each fiscal year. If a significant number of these customers elect not to renew their price-protected agreements with us and do not continue as our customers under a variable price-plan, the Company’s near term profitability, liquidity and cash flow will be adversely impacted. As of July 31, 2026, the wholesale cost of home heating oil as measured by the New York Mercantile Exchange was $4.12 per gallon, approximately $1.72 per gallon higher than at July 31, 2025.

Based on these recent prices, our price-protected customers will be offered renewal contracts at significantly higher prices than last year, which, has adversely impacted the acceptance rate of these renewals.

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

Three Months Ended June 30, 2026

Compared to the Three Months Ended June 30, 2025

Volume

For the three months ended June 30, 2026, retail volume of home heating oil and propane sold decreased by 3.4 million gallons, or 9.4%, to 32.8 million gallons, compared to 36.2 million gallons for the three months ended June 30, 2025. For those locations where we had existing operations during both periods, which we sometimes refer to as our “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the three months ended June 30, 2026, were 15.9% colder than the three months ended June 30, 2025, and 5.9% warmer than normal, as reported by NOAA. For the twelve months ended June 30, 2026, net customer attrition for the base business was 4.2%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Home Heating Oil and Propane
Volume - Three months ended June 30, 2025	36.2
Impact of colder temperatures (a)	5.4
Net customer attrition	(1.6)
Acquisitions	0.5
Lower margin COD and commercial volume	(1.7)
Other (a)	(6.0)
Change	(3.4)
Volume - Three months ended June 30, 2026	32.8

(a) During this non heating season period, degree days increased by 15.9% while average temperatures from April 1 to May 31, 2026 were just 2% colder than April 1 to May 31, 2025.

The following table sets forth the percentage by volume of total home heating oil and propane sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended
Home heating oil and propane volume sold	June 30, 2026	June 30, 2025
Residential Variable	48.7%	46.3%
Residential Price-Protected (Ceiling and Fixed Price)	34.7%	34.6%
Commercial/Industrial/Other	16.6%	19.1%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 2.9 million gallons, or 9.2%, to 29.1 million gallons for the three months ended June 30, 2026, compared to 32.0 million gallons for the three months ended June 30, 2025.

Product Sales

For the three months ended June 30, 2026, product sales increased by $50.8 million, or 23.5%, to $267.0 million, compared to $216.2 million for the three months ended June 30, 2025, due to an increase in average selling prices that was driven by an increase in combined wholesale product cost of $1.0359 per gallon, or 48.9% calculated on a weighted average, partially offset by a decrease in total volume sold of 9.3%.

Installations and Service

For the three months ended June 30, 2026, installation and service revenue increased by $1.6 million, or 1.8%, to $91.1 million, compared to $89.5 million for the three months ended June 30, 2025.

Cost of Product

For the three months ended June 30, 2026, cost of product increased $50.7 million, or 35.1%, to $195.2 million, compared to $144.5 million for the three months ended June 30, 2025, due to an increase in combined wholesale product cost of $1.0359 per gallon, or 48.9% calculated on a weighted average basis, partially offset by a decrease in total volume sold of 9.3%. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transactions. On that basis, home heating oil and propane margins, for the three months ended June 30, 2026, increased by $0.1368 per gallon, or 8.3%, to $1.7915 per gallon, from $1.6547 per gallon during the three months ended June 30, 2025. Going forward, we cannot assume that per gallon margins realized during the three months ended June 30, 2026, are sustainable especially with the volatility in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Three Months Ended
	June 30, 2026		June 30, 2025
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	32.8		36.2
Sales	$153.1	$4.6661	$136.2	$3.7578
Cost	$94.3	$2.8746	$76.2	$2.1031
Gross Profit	$58.8	$1.7915	$60.0	$1.6547

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	29.1		32.0
Sales	$113.9	$3.9152	$80.0	$2.4985
Cost	$100.9	$3.4677	$68.3	$2.1336
Gross Profit	$13.0	$0.4475	$11.7	$0.3649

Total Product	Amount (in millions)	Amount (in millions)
Sales	$267.0	$216.2
Cost	$195.2	$144.5
Gross Profit	$71.8	$71.7

For the three months ended June 30, 2026, total product gross profit was $71.8 million, which was $0.1 million, or 0.2%, higher than the three months ended June 30, 2025, due to increase in home heating oil and propane margins ($4.5 million) and an increase in gross profit from other petroleum products ($1.3 million), partially offset by a decrease in home heating oil and propane volume sold ($5.7 million).

Cost of Installations and Service

Total installation costs, for the three months ended June 30, 2026, decreased by $1.5 million or 5.5%, to $25.8 million, compared to $27.3 million of installation costs for the three months ended June 30, 2025. Installation costs as a percentage of installation sales were 78.8% for the three months ended June 30, 2026, and 82.0% for the three months ended June 30, 2025. The gross profit from installation increased by $1.0 million, compared to the three months ended June 30, 2025.

Service expense increased by $1.8 million, or 3.7%, to $49.7 million for the three months ended June 30, 2026, representing 85.2% of service sales, versus $47.9 million, or 85.4% of service sales, for the three months ended June 30, 2025. A large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. The gross profit from service increased by $0.4 million compared to the three months ended June 30, 2025.

We realized a combined gross profit from service and installation of $15.6 million for the three months ended June 30, 2026 compared to a gross profit of $14.2 million for the three months ended June 30, 2025, a $1.4 million increase.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2026, the change in the fair value of derivative instruments resulted in an $8.0 million charge due to a $7.7 million charge due to the expiration of certain hedged positions and a $0.3 million decrease in the market value for unexpired hedges.

During the three months ended June 30, 2025, the change in the fair value of derivative instruments resulted in a $0.6 million credit as a decrease in the market value for unexpired hedges (a $2.2 million charge) was more than offset by a $2.8 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the three months ended June 30, 2026, delivery and branch expense increased $8.3 million, or 9.2%, to $98.9 million, compared to $90.6 million for the three months ended June 30, 2025. The increase was driven by a $6.2 million increase in insurance related expenses primarily due to adverse claims development, and $2.1 million of salaries, benefits and other net expense increases.

Depreciation and Amortization Expenses

For the three months ended June 30, 2026, depreciation and amortization expenses decreased $0.9 million, or 9.4%, to $8.3 million, compared to $9.2 million for the three months ended June 30, 2025, primarily due to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the three months ended June 30, 2026, general and administrative expenses increased by $0.4 million or 6.3%, to $8.0 million, from $7.6 million for the three months ended June 30, 2025, due primarily to a $0.3 million increase in profit sharing expense and a $0.1 million increase in salaries and benefits expenses. The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable if/when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For the three months ended June 30, 2026, finance charge income increased $0.1 million or 5.9%, to $1.9 million, from $1.8 million for the three months ended June 30, 2025.

Interest Expense, Net

For the three months ended June 30, 2026, interest expense was $3.6 million, essentially unchanged from the three months ended June 30, 2025. Average borrowings increased by $4.9 million from $203.5 million for the three months ended June 30, 2025, to $208.4 million for the three months ended June 30, 2026, and were offset by the weighted average interest rate decline from 7.0% for the three months ended June 30, 2025, to 6.6% for the three months ended June 30, 2026. To hedge against rising interest rates, the Company utilizes interest rate swaps. At June 30, 2026, approximately 41% of borrowings under Star's variable-rate long term debt were not subject to interest rate changes as a result of interest rate swaps.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2026, amortization of debt issuance cost was $0.3 million, essentially unchanged from the three months ended June 30, 2025.

Income Tax Benefit

For the three months ended June 30, 2026, the Company’s income tax benefit increased by $3.4 million to $9.9 million, from $6.5 million for the three months ended June 30, 2025. The increase in the income tax benefit was driven by a $14.8 million increase in the loss before income taxes.

Net Loss

For the three months ended June 30, 2026, Star’s net loss increased $11.4 million, to $28.0 million, compared to the three months ended June 30, 2025, primarily due to an unfavorable change in the fair value of derivative instruments of $8.6 million and a $7.1 million increase in the Adjusted EBITDA loss that was partially offset by a $3.4 million increase in income tax benefit and a $0.9 million decrease in depreciation and amortization expenses.

Adjusted EBITDA Loss

For the three months ended June 30, 2026, Adjusted EBITDA loss increased $7.1 million, to $17.7 million, compared to the three months ended June 30, 2025, as higher home heating oil and propane per gallon margins, an improvement in service and installation profitability and the additional gross profit from other petroleum products was more than offset by higher operating expenses and lower home heating oil and propane volume sold.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flow, as a measure of liquidity or ability to service debt obligations, but provides additional information for evaluating the Company’s ability to make the minimum quarterly distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended June 30,
(in thousands)	2026	2025
Net loss	$(27,989)	$(16,629)
Plus:
Income tax benefit	(9,929)	(6,461)
Amortization of debt issuance costs	259	274
Interest expense, net	3,586	3,639
Depreciation and amortization	8,333	9,197
EBITDA (a)	(25,740)	(9,980)
(Increase) / decrease in the fair value of derivative instruments	8,019	(603)
Adjusted EBITDA (a)	(17,721)	(10,583)
Add / (subtract)
Income tax benefit	9,929	6,461
Interest expense, net	(3,586)	(3,639)
Provision for losses on accounts receivable	3,647	3,424
Decrease in accounts receivables	98,464	83,850
Decrease in inventories	22,562	22,575
Increase in customer credit balances	9,791	12,059
Change in deferred taxes	(4,179)	(1,032)
Change in other operating assets and liabilities	(627)	(40,613)
Net cash provided by operating activities	$118,280	$72,502
Net cash used in investing activities	$(3,134)	$(13,100)
Net cash used in financing activities	$(100,333)	$(49,822)

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

Nine Months Ended June 30, 2026

Compared to the Nine Months Ended June 30, 2025

Volume

For the nine months ended June 30, 2026, retail volume of home heating oil and propane sold increased by 8.6 million gallons, or 3.3%, to 271.2 million gallons, compared to 262.6 million gallons for the nine months ended June 30, 2025. For those locations where we had existing operations during both periods, which we sometimes refer to as our “base business” (i.e., excluding acquisitions), temperatures (measured on a heating degree day basis) for the nine months ended June 30, 2026, were 11.5% colder than the nine months ended June 30, 2025, and 2.9% colder than normal, as reported by NOAA. For the twelve months ended June 30, 2026, net customer attrition for the base business was 4.2%. The impact of fuel conservation, along with any period-to-period differences in delivery scheduling, the timing of accounts added or lost during the fiscal years, equipment efficiency, and other volume variances not otherwise described, are included in the chart below under the heading “Other.” An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling, and other mathematical calculations and certain assumptions, is found below:

(in millions of gallons)	Home Heating Oil and Propane
Volume - Nine months ended June 30, 2025	262.6
Impact of colder temperatures	28.9
Net customer attrition	(12.9)
Acquisitions	6.1
Lower margin COD and commercial volume	(5.1)
Other	(8.4)
Change	8.6
Volume - Nine months ended June 30, 2026	271.2

The following table sets forth the percentage by volume of total home heating oil and propane sold to residential variable-price customers, residential price-protected customers and commercial/industrial/other customers for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025:

	Nine Months Ended
Home heating oil and propane volume sold	June 30, 2026	June 30, 2025
Residential Variable	50.8%	46.8%
Residential Price-Protected (Ceiling and Fixed Price)	33.7%	36.1%
Commercial/Industrial/Other	15.5%	17.1%
Total	100.0%	100.0%

Volume of motor fuel and other petroleum products sold decreased by 5.9 million gallons, or 6.4%, to 85.7 million gallons for the nine months ended June 30, 2026, compared to 91.6 million gallons for the nine months ended June 30, 2025.

Product Sales

For the nine months ended June 30, 2026, product sales increased by $124.1 million, or 9.7%, to $1,404.8 million, compared to $1,280.7 million for the nine months ended June 30, 2025, due to an increase in average selling prices and an increase in total volume sold of 0.8%.

Installations and Service

For the nine months ended June 30, 2026, installation and service revenue increased by $3.3 million, or 1.3%, to $259.3 million, compared to $256.0 million for the nine months ended June 30, 2025, driven by a concerted effort to expand these offerings to our customers as well as price increases and $1.0 million of sales generated from recent acquisitions.

Cost of Product

For the nine months ended June 30, 2026, cost of product increased $76.0 million, or 9.5%, to $876.2 million, compared to $800.2 million for the nine months ended June 30, 2025, due to an increase in the combined wholesale product cost of $0.1954 per gallon, or 8.6% calculated on a weighted average and an increase in total volume sold of 0.8%. Product volumes and wholesale product cost include heating oil, propane, motor fuels and other petroleum products.

Gross Profit — Product

The table below calculates our per gallon margins and reconciles product gross profit for home heating oil and propane and motor fuel and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transactions. On that basis, home heating oil and propane margins, for the nine months ended June 30, 2026, increased by $0.1174 per gallon, or 6.9%, to $1.8230 per gallon, from $1.7056 per gallon during the nine months ended June 30, 2025. Going forward, we cannot assume that per gallon margins realized during the nine months ended June 30, 2026, are sustainable especially with the volatility in heating oil and propane costs. Product sales and cost of product include home heating oil, propane, other petroleum products and liquidated damages billings.

	Nine Months Ended
	June 30, 2026		June 30, 2025
Home Heating Oil and Propane	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	271.2		262.6
Sales	$1,134.4	$4.1826	$1,046.9	$3.9871
Cost	$639.9	$2.3596	$599.0	$2.2815
Gross Profit	$494.5	$1.8230	$447.9	$1.7056

Motor Fuel and Other Petroleum Products	Amount (in millions)	Per Gallon	Amount (in millions)	Per Gallon
Volume	85.7		91.6
Sales	$270.4	$3.1550	$233.8	$2.5535
Cost	$236.3	$2.7562	$201.2	$2.1962
Gross Profit	$34.1	$0.3988	$32.6	$0.3573

Total Product	Amount (in millions)	Amount (in millions)
Sales	$1,404.8	$1,280.7
Cost	$876.2	$800.2
Gross Profit	$528.6	$480.5

For the nine months ended June 30, 2026, total product gross profit was $528.6 million, which was $48.1 million, or 10.0%, higher than the nine months ended June 30, 2025, due to an increase in home heating oil and propane margins ($31.9 million), an increase in home heating oil and propane volume sold ($14.7 million), and an increase in gross profit from other petroleum products ($1.5 million).

Cost of Installations and Service

Total installation costs, for the nine months ended June 30, 2026, decreased by $1.9 million or 2.3%, to $80.0 million, compared to $81.9 million of installation costs for the nine months ended June 30, 2025. Installation costs as a percentage of installation sales were 79.5% for the nine months ended June 30, 2026, and 81.8% for the nine months ended June 30, 2025. The gross profit from installation increased by $2.5 million, compared to the nine months ended June 30, 2025.

Service expense increased by $8.4 million, or 5.5%, to $159.6 million for the nine months ended June 30, 2026, representing 100.6% of service sales, versus $151.2 million, or 97.0% of service sales, for the nine months ended June 30, 2025. The increase in service expense was driven by higher service call volume due to the extreme weather conditions that were 11.5% colder than last year and were approximately 25% colder than expected for a three week period. We experienced a significant increase in the number of snowstorms as well as an increase in snowfall levels across our operating areas with some areas experiencing over 60 inches of snow which negatively impacted our operational efficiency. Propane tank installations were higher as well which led to higher service expenses. A large proportion of our service expenses are incurred under fixed-fee prepaid service contract arrangements, therefore trends in service expenses may not directly correlate to trends in the related revenues. The loss from service increased by $5.7 million compared to the nine months ended June 30, 2025.

We realized a combined gross profit from service and installation of $19.7 million for the nine months ended June 30, 2026 compared to a gross profit of $22.9 million for the nine months ended June 30, 2025, a $3.2 million decrease. While installation gross profit increased by $2.5 million, the service gross profit loss increased by $5.7 million due to higher expenses from increased demand for service and an increase in propane tank installations.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2026, the change in the fair value of derivative instruments resulted in a $13.4 million credit due to a $12.1 million increase in the market value for unexpired hedges and an $1.3 million credit due to the expiration of certain hedged positions.

During the nine months ended June 30, 2025, the change in the fair value of derivative instruments resulted in a $12.0 million credit as a $2.3 million charge due to decrease in the market value for unexpired hedges was more than offset by a $14.3 million credit due to the expiration of certain hedged positions.

Delivery and Branch Expenses

For the nine months ended June 30, 2026, delivery and branch expense increased $23.8 million, or 7.5%, to $338.7 million, compared to $314.9 million for the nine months ended June 30, 2025. The increase was driven by an $18.5 million increase in net base business expenses, $3.4 million of expenses from recent acquisitions, and a $1.9 million increase in expenses related to the Company's weather hedge contracts. Temperatures from November 2025 through March 2026 were colder than the weather hedge contract strike prices, and the Company recorded an expense under those contracts of $5.0 million, as compared to $3.1 million for the nine months ended June 30, 2025. The increase in net base business expenses was largely driven by an $11.3 million increase in insurance related expenses due to adverse claims development and, to a lesser extent, higher claims activity associated with the colder temperatures. Temperatures were 11.5% colder than last year and were approximately 25% colder than planned for a three-week period. The Company experienced a significant increase in the number of snowstorms, as well as much higher snowfall levels across its operating areas, with some areas receiving over 60 inches of snow, negatively impacting its business productivity. While home heating oil and propane volume in the base business rose by 1.0%, the extreme weather conditions impacted direct operating costs, which increased $7.7 million, or 3.9%, and were partially offset by $0.5 million of other net expense decreases in the base business.

Depreciation and Amortization Expenses

For the nine months ended June 30, 2026, depreciation and amortization expenses decreased $0.6 million, or 2.5%, to $25.4 million, compared to $26.0 million for the nine months ended June 30, 2025, primarily due to intangible assets that fully amortized in the prior fiscal year.

General and Administrative Expenses

For the nine months ended June 30, 2026, general and administrative expenses increased by $1.4 million or 6.2%, to $24.3 million, from $22.9 million for the nine months ended June 30, 2025, primarily due to a $1.1 million increase in profit sharing expense and a $0.8 million increase in salaries and benefits expenses, that was partially offset by a $0.5 million decrease in legal, professional and other expenses. The Company accrues approximately 6.0% of Adjusted EBITDA as defined in its profit sharing plan for distribution to its employees. This amount is payable if/when the Company achieves Adjusted EBITDA of at least 70% of the amount budgeted. The dollar amount of the profit sharing pool adjusts accordingly based on Adjusted EBITDA levels achieved.

Finance Charge Income

For the nine months ended June 30, 2026, finance charge income increased $0.1 million or 4.4%, to $4.0 million, from $3.9 million for the nine months ended June 30, 2025, due to slightly higher late customer payment charges on aged receivables.

Interest Expense, Net

For the nine months ended June 30, 2026, interest expense, net increased by $0.4 million, or 3.9%, to $11.5 million compared to $11.1 million for the nine months ended June 30, 2025. The year-over-year change was attributable to a reduction in interest income of $1.2 million due to lower invested cash balances of $78 million. In September 2024, the company increased its term loan and prefunded an acquisition that closed in January 2025 for $66.9 million. This was partially offset by a $0.8 million decrease in gross interest expense as the weighted average interest rate declined from 7.0% for the nine months ended June 30, 2025, to 6.6% for the nine months ended June 30, 2026, and was slightly offset by a $1.4 million increase in average borrowings from $224.8 million for the nine months ended June 30, 2025, to $226.2 million for the nine months ended June 30, 2026. To hedge against rising interest rates, the Company utilizes interest rate swaps. At June 30, 2026, approximately 41% of borrowings under Star's variable-rate long term debt were not subject to interest rate changes as a result of interest rate swaps.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2026, amortization of debt issuance cost was $0.8 million, essentially unchanged from the nine months ended June 30, 2025.

Income Tax Expense

For the nine months ended June 30, 2026, the Company’s income tax expense increased by $7.6 million to $48.9 million, from $41.3 million for the nine months ended June 30, 2025. The increase in the income tax expense was driven by a $21.5 million increase in income before income taxes.

Net Income

For the nine months ended June 30, 2026, Star’s net income increased $13.9 million, to $116.1 million, compared to the nine months ended June 30, 2025, primarily due to a $19.9 million increase in the Adjusted EBITDA, a favorable change in the fair value of derivative instruments of $1.4 million and a $0.6 million decrease in depreciation and amortization expenses that was partially offset by a $7.6 million increase in income tax expense and a $0.4 million increase in net interest expense.

Adjusted EBITDA

For the nine months ended June 30, 2026, Adjusted EBITDA increased $19.9 million, to $189.3 million, compared to the nine months ended June 30, 2025, primarily due to a $15.0 million increase in Adjusted EBITDA in the base business and a $6.8 million increase in Adjusted EBITDA from recent acquisitions that was partially offset by a $1.9 million increase in expense related to the Company's weather hedge contracts due to the colder temperatures. The increase in Adjusted EBITDA in the base business was driven by higher home heating oil and propane volume sold due to colder weather, an increase in home heating oil and propane per gallon margins, higher installation profitability, partially reduced by an increase in delivery, branch and service related expenses.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flow, as a measure of liquidity or ability to service debt obligations, but provides additional information for evaluating the Company’s ability to make the minimum quarterly distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Nine Months Ended June 30,
(in thousands)	2026	2025
Net income	$116,084	$102,166
Plus:
Income tax expense	48,928	41,330
Amortization of debt issuance costs	786	804
Interest expense, net	11,548	11,114
Depreciation and amortization	25,373	26,012
EBITDA (a)	202,719	181,426
(Increase) / decrease in the fair value of derivative instruments	(13,398)	(11,962)
Adjusted EBITDA (a)	189,321	169,464
Add / (subtract)
Income tax expense	(48,928)	(41,330)
Interest expense, net	(11,548)	(11,114)
Provision for losses on accounts receivable	6,451	6,593
Increase in accounts receivables	(64,404)	(40,872)
(Increase) decrease in inventories	(11,215)	425
Decrease in customer credit balances	(47,513)	(49,341)
Change in deferred taxes	9,984	10,372
Change in other operating assets and liabilities	35,055	12,346
Net cash provided by operating activities	$57,203	$56,543
Net cash used in investing activities	$(12,953)	$(99,507)
Net cash used in financing activities	$(41,930)	$(46,289)

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

During the nine months ended June 30, 2026, cash provided by operating activities increased $0.7 million, to $57.2 million, compared to $56.5 million during the nine months ended June 30, 2025, primarily due to an $11.3 million increase in cash flows from operations and increases in accruals for insurance, taxes and other working capital changes provided $16.1 million of cash. These increases were partially offset by a $21.7 million increase in accounts receivable due from customers on a comparable basis (including accounts receivable and customer credit balance accounts) of which $15.9 million represents an increase in receivables from customers on budget payment plans due to the increased volume sold and higher selling prices compared to the prior year. In addition, due to an increase in wholesale product costs, we used $5.0 million in cash to finance an increase in inventory, including related collateral.

Investing Activities

During the nine months ended June 30, 2026 the Company acquired one heating oil business for approximately $1.0 million in cash. The gross purchase price was allocated $1.2 million to intangible assets, $0.6 million to goodwill, $0.3 million to fixed assets and reduced by $1.1 million of negative working capital.

For the nine months ended June 30, 2026, our capital expenditures totaled $10.2 million, as we invested in computer hardware and software ($1.9 million), refurbished certain physical plants ($3.4 million), expanded our propane operations ($0.6 million) and made additions to our fleet and other equipment ($4.3 million).

During the nine months ended June 30, 2026, $2.4 million of earnings were reinvested into an irrevocable trust established in connection with our captive insurance company. The cash deposited into the trust is shown on our balance sheet as captive insurance collateral and, correspondingly, reduced cash on our balance sheet. We believe that investments into the irrevocable trust lower our letter of credit fees, increase interest income on invested cash balances, and provide us with certain tax advantages attributable to a captive insurance company.

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

During the nine months ended June 30, 2025, $1.8 million of earnings were reinvested into the irrevocable trust.

Financing Activities

During the nine months ended June 30, 2026, we repaid $15.8 million of our term loan, borrowed $93.6 million under our revolving credit facility and subsequently repaid $93.6 million, repurchased 0.5 million Common Units, at an average price paid of $11.95 per unit, for $5.5 million, in connection with our unit repurchase plan, and paid distributions of $18.6 million to our Common Unit holders and $1.3 million to our General Partner unit holders (including $1.2 million of incentive distributions as provided in our Partnership Agreement).

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

Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand as of June 30, 2026, of $27.0 million, or a combination thereof. We believe that these cash sources will also be sufficient to satisfy our capital requirements in the longer-term. However, if they are not sufficient, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and from subsequent seasonal reductions in inventory and receivables. Also, as of June 30, 2026, we had accounts receivable of $160.1 million of which $113.4 million is due from residential customers (reflecting a $20.2 million increase in amounts due from customers on budget payment plans compared to June 30, 2025 due to increased volumes sold resulting from the colder than expected weather) and $46.7 million is due from commercial customers. Our ability to borrow from our bank group is based in part on the aging of these accounts receivables. If these balances do not meet the eligibility tests as defined in our credit agreement, our ability to borrow will be reduced and our anticipated cash flow from operating activities will also be reduced. As of June 30, 2026, we had no borrowings under the revolving credit facility, $173.3 million outstanding under our term loan, $3.0 million in letters of credit outstanding and no hedge positions were secured under the credit agreement.

Under the terms of the credit agreement, if Availability (as defined in the credit agreement) is less than the greater of (a) 12.5% of the Line Cap (lesser of the aggregate revolving commitment and the borrowing base) which was $29.1 million as of June 30, 2026 and (b) $35.0 million, we must maintain a fixed charge coverage ratio of 1.10. We are also required to maintain a senior secured leverage ratio that cannot be more than 3.0 as of June 30th or September 30th, and no more than 5.5 as of December 31st or March 31st. As of June 30, 2026, Availability, as defined in the credit agreement, as amended, was $229.9 million and we were in compliance with the financial covenants.

Maintenance capital expenditures for the remainder of fiscal 2026 are estimated to be approximately $5.5 million to $6.5 million, excluding the capital requirements for leased fleet. In addition, we plan to invest $0.1 million to $0.2 million in our propane operations. If, and only to the extent that, cash distributions to our unitholders remain at the current quarterly level of $0.1975 per unit for the balance of fiscal 2026, the Company would make aggregate payments of approximately $6.5 million to Common Unit holders, $0.5 million to our General Partner (including $0.4 million of incentive distribution as provided for in our Partnership Agreement) and $0.4 million to management pursuant to the management incentive compensation plan which provides for certain members of management to receive incentive distributions that would otherwise be payable to the General Partner. The amount of cash distributions payable to our unitholders, if any, depends on the amount of cash flow generated by the Company and our compliance with certain financial covenants under our credit agreement. Under the terms of our credit agreement, our term loan is repayable in quarterly payments of $5.3 million and we expect to pay $5.3 million for the remainder of fiscal 2026. Further, subject to any additional liquidity issues or concerns resulting from wholesale price volatility, we intend to continue to repurchase Common Units pursuant to our unit repurchase plan, as amended from time to time, and seek attractive acquisition opportunities within the Availability constraints of our revolving credit facility and funding resources.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since our September 30, 2025, Form 10-K disclosure and therefore, the table has not been included in this Form 10-Q.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies for discussion regarding the impact of accounting standards that were recently adopted and issued but not yet effective, on our consolidated financial statements.

Critical Accounting Policy and Critical Accounting Estimates

We believe that there have been no significant changes to our critical accounting policy and critical accounting estimates during the nine months ended June 30, 2026, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended September 30, 2025. While our critical accounting policies and estimates have not changed in any significant way during the nine months ended June 30, 2026, the following provides disclosures about our critical accounting policy and critical accounting estimates.

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

At June 30, 2026, we had outstanding borrowings totaling $173.3 million that are subject to variable interest rates under our credit agreement, and $71.9 million of interest rate swaps to mitigate exposure to interest rate risk associated with variable interest rates. In the event that interest rates associated with this facility were to increase 100 basis points, the after tax impact on annual future cash flows would be a decrease of $0.7 million.

Commodity Price Risk

We regularly use derivative financial instruments to manage our exposure to commodity price risk related to changes in the current and future market price of home heating oil and vehicle fuels. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2026, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $7.5 million from $11.0 million to a fair market value of $18.5 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $6.5 million to a fair market value of $4.5 million.

For a broader discussion of risks, including those related to market conditions, please refer to Part I Item 1A "Risk Factors in our Fiscal 2025 Form 10-K.

Item 4.

Controls and Procedures

a) Evaluation of disclosure controls and procedures

The General Partner’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, such chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026, at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Change in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

c) Other

The General Partner and the Company believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the chief executive officer and chief financial officer of the General Partner have concluded, as of June 30, 2026, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

Purchase of equity securities by the issuer. Note 4 to the Condensed Consolidated Financial Statements concerning the Company’s repurchase of Common Units during the nine months ended June 30, 2026 is incorporated into this Item 2 by reference.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

N/A

Item 5.

Other Information

(a) N/A

(b) N/A

(c) Trading Plans. During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans and arrangements or non-Rule 10b5-1 trading plans and arrangements.

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

101

The following materials from the Star Group, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Group, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Kestrel Heat LLC (Principal Financial Officer)	August 5, 2026

Signature	Title	Date

/s/ Cory A. Czekanski Cory A. Czekanski	Vice President – Controller of Kestrel Heat LLC (Principal Accounting Officer)	August 5, 2026